Form 10-Q
period 1999-06-30
CHEMDEX CORP
filed 1999-08-16
CIK 1047499

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to _________

                        Commission file number: 0-26811

                        _______________________________

                              CHEMDEX CORPORATION
            (Exact name of Registrant as specified in its charter)

     Delaware                                          77-0465469
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification Number)

                        _______________________________

                                3950 Fabian Way
                          Palo Alto, California 94303
                                (650) 813-0300

                  (Address, including zip code, and telephone
            number, including area code, of Registrant's principal
                              executive offices)

                        _______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [_]  No  [X]

The number of shares outstanding of the Registrant's Common Stock, $.0002 par value per share, outstanding as of July 31, 1999 was 31,796,546.

                              CHEMDEX CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1999


                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION                                                                         PAGE
Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.......................      3

          Condensed Statements of Operations for the Three Months Ended
          June 30, 1999 and June 30, 1998; and the Six Months Ended
          June 30, 1999 and June 30, 1998..........................................................      4

          Condensed Statements of Cash Flows for the Six Months Ended
          June 30, 1999 and 1998...................................................................      5

          Notes to Condensed Financial Statements..................................................      6

Item 2.   Management's Discussion and Analysis of Results of Financial
          Condition and Results of Operations......................................................     11

Item 3.   Qualitative and Quantitative Disclosure about Market Risk................................     31

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds................................................     31

Item 4.   Submission of Matters to a Vote of Security Holders......................................     32

Item 6.   Exhibits and Reports on Form 8-K.........................................................     33

SIGNATURE..........................................................................................     36

                              CHEMDEX CORPORATION

                           CONDENSED BALANCE SHEETS



                                                             June 30,     December 31,
                                                               1999           1998
                                                           -------------  -------------
                                                            (Unaudited)       (1)
ASSETS
------
Current assets:
  Cash and cash equivalents                                $ 19,425,435    $ 5,990,188
  Accounts receivable, net of allowances of $304,000 at       2,411,490         32,259
     June 30, 1999, and $2,000 at December 31, 1998
  Other current assets                                          990,873        286,991
                                                           ------------    -----------

     Total current assets                                    22,827,798      6,309,438

Property and equipment, net                                   4,623,343      1,558,245
Intangible and other assets                                  16,281,923        300,472
                                                           ------------    -----------

  Total assets                                             $ 43,733,064    $ 8,168,155
                                                           ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                         $  3,855,388    $   543,141
  Accrued compensation                                        1,315,275        511,578
  Other accrued liabilities                                   2,868,064        759,654
  Current obligations under capital lease                            --          5,425
  Current portion of notes payable                              346,095             --
                                                           ------------    -----------
     Total current liabilities                                8,384,822      1,819,798

Notes payable, less current portion                             683,436             --

Stockholders' equity:
  Convertible preferred stock                                     3,349          2,289
  Common stock                                                    1,515            784
  Additional paid-in capital                                 71,407,675     18,378,907
  Deferred compensation                                      (7,472,996)    (2,992,099)
  Notes receivable from stockholders                         (1,069,221)      (149,717)
  Accumulated deficit                                       (28,205,516)    (8,891,807)
                                                           ------------    -----------

     Total stockholders' equity                              34,664,806      6,348,357

  Total liabilities and stockholders' equity               $ 43,733,064    $ 8,168,155
                                                           ============    ===========

  (1)   Derived from audited financial statements

         See accompanying notes to the Condensed Financial Statements

                              CHEMDEX CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                       -------                       --------
                                                1999            1998            1999           1998
                                           --------------  --------------  --------------  -------------
Net revenues                                $  2,905,511     $     3,500    $  3,071,063    $     3,500

Cost of revenues                               2,752,545              --       2,908,505             --
                                            ------------     -----------    ------------    -----------

          Gross profit                           152,966           3,500         162,558          3,500

Operating expenses:
  Research and development                     3,461,660         415,622       5,754,971        779,367
  Sales and marketing                          5,224,414         296,862       8,412,472        515,948
  General and administrative                   3,611,493         422,090       4,626,241        611,986
  Amortization of deferred compensation          546,507          43,584         898,798         66,018
                                            ------------     -----------    ------------    -----------
          Total operating expenses            12,844,074       1,178,158      19,692,482      1,973,319
                                            ------------     -----------    ------------    -----------

Operating loss                               (12,691,108)     (1,174,658)    (19,529,924)    (1,969,819)

Interest expense                                 (22,706)           (493)        (47,634)        (1,247)
Interest income and other, net                   208,951          69,957         263,849         73,276
                                            ------------     -----------    ------------    -----------

Net loss                                    $(12,504,863)    $(1,105,194)   $(19,313,709)   $(1,897,790)
                                            ============     ===========    ============    ===========

Basic and diluted net loss per share        $      (2.86)    $      (.67)   $      (6.05)   $     (1.13)
                                            ============     ===========    ============    ===========

Weighted average shares of common
     stock outstanding used in
     computing basic and diluted
     net loss per share                        4,365,636       1,649,535       3,190,906      1,676,974

         See accompanying notes to the Condensed Financial Statements

                              CHEMDEX CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six Months Ended
                                                          --------------------------
                                                                   June 30,
                                                              1999          1998
                                                          ------------   -----------
Operating Activities
--------------------
Net loss                                                  $(19,313,709)  $(1,897,790)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                 604,172        75,359
 Amortization of deferred compensation                         898,798        66,018
 Amortization of intangible asset                              780,165            --
 Interest expense related to warrants                           57,079            --
 Issuance of common stock for services                         262,641            --
Changes in operating assets and liabilities:
 Accounts receivable                                        (2,379,231)       (7,265)
 Other current assets                                         (731,343)     (228,507)
 Other assets                                                 (538,725)      (57,783)
 Accounts payable                                            3,312,247      (121,278)
 Accrued compensation                                          803,697        97,834
 Other accrued liabilities                                   2,106,418        71,558
                                                          ------------   -----------
Net cash used in operating activities                      (14,137,791)   (2,001,854)
                                                          ------------   -----------

Investing Activities
--------------------
Sales of short-term investments                                     --            --
Purchases of short-term investments                                 --    (6,593,495)
Purchases of property and equipment                         (2,537,409)     (525,908)
                                                          ------------   -----------
Net cash used in investing activities                       (2,537,409)   (7,119,403)
                                                          ------------   -----------
Financing Activities
--------------------
Principal payments on capital lease obligations                 (5,425)       (2,827)
Principal payments on notes payable                           (102,330)           --
Net proceeds from issuance of preferred stock               30,197,844    12,975,424
Proceeds from issuance of common stock                          14,451         8,388
Repurchase of common stock                                        (788)           --
Payments of stockholders' notes receivable                       6,695            --
                                                          ------------   -----------
Net cash provided by financing activities                   30,110,447    12,980,985
                                                          ------------   -----------

Net increase (decrease) in cash and cash equivalents        13,435,247     3,859,728

Cash and cash equivalents at beginning of period             5,990,188     1,346,478
                                                          ------------   -----------

Cash and cash equivalents at end of period                $ 19,425,435   $ 5,206,206
                                                          ============   ===========

Supplemental Disclosure of noncash activities:
Issuance of shares in exchange for stockholders' notes
 receivable                                               $    956,964   $    69,749
Repurchase of common stock issued in exchange for
 stockholders' notes receivable                           $    (30,765)  $        --
Equipment purchased under notes payable                   $  1,131,861   $        --
Issuance of common stock for intangible asset             $ 13,910,459   $        --
Issuance of shares for services provided                  $  1,781,250   $        --
Issuance of warrants for services                         $    526,427   $        --

         See accompanying notes to the Condensed Financial Statements

CHEMDEX CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited


Note 1.   Description of Business

          Chemdex Corporation is a provider of e-commerce solutions to the life sciences research products market. Chemdex enables life sciences enterprises, researchers, and suppliers to efficiently buy and sell research products through the Chemdex Marketplace, a secure, Internet-based purchasing solution.

          Chemdex was incorporated in Delaware on September 4, 1997. During the period from inception through November 1998, Chemdex was a development stage company and did not have significant sales. During this period, operating activities related primarily to the design and development of the Chemdex online Marketplace, building our corporate infrastructure and the establishment of relationships with suppliers and customers. In November 1998, the Company released its on-line marketplace to certain customers and recently, the Company has entered into an agreement with VWR under which Chemdex recognizes revenue related to certain sales from their joint web site. These sales, combined with increased sales from the Chemdex online marketplace have led to a significant increase in sales in fiscal year 1999. Chemdex has incurred operating losses to date and had an accumulated deficit of approximately $28.2 million at June 30, 1999. Prior to the Company's initial public offering in July 1999, Chemdex's activities had been primarily financed through sales of equity securities. Chemdex is no longer in the development stage.

Note 2.   Summary of Significant Accounting Policies

          Use of Estimates

          The preparation of financial statements in conformity with general accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Revenue Recognition

          Net revenues consist primarily of product sales to customers and charges to customers for outbound freight. Under most supplier agreements, Chemdex acts as a principal when purchasing products from suppliers and reselling them to customers. Products are shipped directly to customers by suppliers based on customer delivery date specifications. Under principal-based agreements, Chemdex is responsible for selling products, collecting payment from customers, ensuring that the shipment reaches the customers and processing returns. In addition, Chemdex takes title to products upon shipment and bears the risk of loss for collection, delivery, and product returns from customers. Chemdex provides an allowance for sales returns, which has been insignificant to date, at the time of sale. Chemdex recognizes revenues from product sales when products are shipped to customers.

          To date, an insignificant amount of revenue is from agreements with suppliers for which Chemdex is acting as an agent. Under agency-based supplier agreements, Chemdex recognizes a percentage share of revenues generated by suppliers when products are shipped to customers.

Note 3.   Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 (File Number 333-78505), as amended, and the Company's final prospectus filed July 28, 1999.

Note 4.   Net Loss Per Share

          Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

          Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. If Chemdex had reported net income, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2.1 million common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method) for the three months ended June 30, 1999. These options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an initial public offering, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

          Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock (using the if-converted method), which automatically converted into common stock upon the completion of the initial public offering as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is antidilutive.

The following table sets forth the computation of loss per share:


                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                 1999           1998           1999           1998
                                            --------------  -------------  -------------  ------------

Basic and Diluted net loss per share
Numerator:  Net loss                         $(12,504,863)   $(1,105,194)  $(19,313,709)  $(1,897,790)
Denominator:
     Weighted-average shares outstanding
        basic and diluted                       4,365,636      1,649,535      3,190,906     1,676,974
Basic and diluted net loss per share         $      (2.86)   $      (.67)  $      (6.05)  $     (1.13)
                                             ============    ===========   ============   ===========

Pro forma net loss per share
Numerator:  Net loss                         $(12,504,863)   $(1,105,194)  $(19,313,709)  $(1,897,790)
Denominator:
     Weighted-average shares outstanding
        basic and diluted                      21,043,288      8,745,159     17,660,915     6,593,415
Basic and diluted pro forma net loss
  per share                                  $       (.59)   $      (.13)  $      (1.09)  $      (.29)
                                             ============    ===========   ============   ===========

Note 5.   Agreement with VWR

          In March 1999, Chemdex entered into a strategic relationship agreement with VWR, which was consummated in April 1999, pursuant to which Chemdex and VWR agreed to market jointly VWR laboratory products using the Chemdex Marketplace. The term of the agreement is four years.

          The agreement gives Chemdex the right to offer approximately 350,000 VWR-distributed products to Chemdex customers and both parties agreed to jointly develop an online purchasing solution for VWR's existing customers. In connection with the strategic relationship agreement, VWR transferred to Chemdex information concerning VWR customers who purchased products from third party suppliers outside VWR's primary product offering and Chemdex issued 2,538,405 shares of common stock valued at $13.9 million to VWR. The Company intends to use this information to expand sales of its purchasing solution to these customers and facilitate adoption of the Chemdex Marketplace by these customers and suppliers. The fair value of the common stock of $13.9 million was allocated to the customer list and is being amortized into sales and marketing expense over four years, the estimated useful life of the intangible asset.

Note 6.   Intangible and Other Assets

Intangible and other assets are comprised of the following:


                                         June 30, 1999  December 31, 1998
                                         -------------  -----------------

          Deposits and other               $ 1,258,879           $300,472
          VWR related intangible, net
           of amortization                  13,330,857                 --
          BIO related intangible, net
           of amortization                   1,692,187                 --
                                           -----------  -----------------

          Total intangible and other
            assets                         $16,281,923           $300,472
                                           ===========  =================

Note 7.   Agreement with Biotechnology Industry Organization

          In May 1999, the Biotechnology Industry Organization (BIO) selected Chemdex as its preferred supplier of e-commerce purchasing solutions. As a result, the Company entered into a five-year, exclusive joint marketing agreement with BIO. As part of the joint marketing agreement, Chemdex will discount the fees it charges to BIO members for its solution and will contribute cash payments to a joint marketing fund, to be used in conjunction with both parties' obligations under the joint marketing agreement. In addition, the Company sold 187,500 shares of its common stock to BIO for a nominal amount in consideration for BIO's participation in these joint marketing activities. BIO has the right to use a portion of the cash payments and any proceeds it receives from the sale of the common stock for the benefit of its members and the biotechnology industry. The charge for BIO marketing activities will be expensed to sales and marketing as they are incurred. The Company recorded the difference between the nominal amount per share price paid by BIO for the purchase of our common stock and the fair value as of May 11, 1999, which is approximately $1.8 million as an intangible asset, which is being amortized ratably over the five-year term of the joint agreement.

Note 8. Stockholders' Equity

        Sale of Convertible Series C Preferred Stock

        In April 1999, Chemdex issued an additional 399,892 shares of Series C preferred stock to investors, resulting in net proceeds of $2,286,063. All of these shares were converted to common shares upon the closing of the Chemdex initial public offering of common stock.


        1998 Stock Plan

        On April 27, 1999, Chemdex's Board of Directors approved an increase in the number of shares reserved for issuance under the Company's 1998 Stock Plan of 1,500,000 shares and, on May 11, 1999 an additional increase of 1,250,000 shares. Both increases were subsequently approved by written consent of the Company's stockholders. The 1998 Plan was also amended to provide for automatic annual increases on the first day of each fiscal year beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 1,250,000 shares, 3% of Chemdex's outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as determined by the Board of Directors.

        Authorization of Shares

        On May 11, 1999, Chemdex's Board of Directors authorized 175,000,000 shares of common stock and 2,500,000 shares of preferred stock, each with a par value of $.0002 per share, effective in connection with the initial public offering. The preferred stock may be issued from time to time in one or more series. The Board of Directors has the authority, within the limitations and restrictions in the certificate of incorporation, to provide by resolution for the issuance of shares of preferred stock in one or more series and to fix the rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

        1999 Employee Stock Purchase Plan

        On May 11, 1999, Chemdex's Board of Directors approved, and the stockholders subsequently approved, the adoption of the 1999 Employee Stock Purchase Plan ( the "Purchase Plan"). A total of 750,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan, as well as an automatic annual increase on the first day of each of Chemdex's fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 200,000 shares, 1/2% of Chemdex's outstanding common stock on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Board of Directors. Each offering period will consist of four consecutive purchase periods of six months' duration. The initial offering period began on July 27, 1999, and ends on July 31, 2001. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of Chemdex's common stock at the beginning of each offering period or at the end of each purchase period. If not terminated earlier, the Purchase Plan has a term of 20 years.

        1999 Directors' Plan

        On May 11, 1999, Chemdex's Board of Directors approved, and the stockholders subsequently approved, the 1999 Directors' Stock Plan (the "Directors' Plan"). A total of 250,000 shares of common stock has been reserved under the Directors' Plan.

        Reverse Stock Split

        On July 23, 1999, the Company executed a one-for-two reverse stock split of the Company's common and preferred stock. In addition, the par value of the stock was changed from $.0001 to $.0002 per share. All share and per share amounts in the accompanying financial statements have been adjusted retroactively.

         Deferred Compensation

         We have recorded deferred compensation for options granted in fiscal year 1998 and the six months ended June 30, 1999. As of June 30, 1999 we had recorded aggregate deferred stock compensation of $8.7 million. The deferred stock compensation is being amortized over the vesting periods of the stock options. We recognized a total of $372,285 and $898,798 in stock compensation expense during fiscal year 1998 and the six months ended June 30, 1999, respectively. The total charges to be recognized in future periods from amortization of deferred stock compensation as of June 30, 1999 are anticipated to be approximately $1.1 million, $2.2 million, $2.2 million, $1.8 million and $.1 million for the remaining six months of 1999 and for 2000, 2001, 2002 and 2003, respectively.

Note 9.  Related Party Transactions

         VWR's former president and Chief Executive Officer is a director of the
Company.   In addition, VWR owns 2,538,405 shares of our common stock.  VWR and
Chemdex jointly market VWR core products and Chemdex core products to VWR's existing and new customers and jointly solicit several key existing VWR suppliers to distribute, market and sell their products through the Chemdex Marketplace. VWR currently performs some of the billing and cash collection functions for the sale of jointly marketed products until these functions can be transitioned to Chemdex. With respect to sales of VWR core products, we act as an intermediary and forward orders received through the Chemdex Marketplace to VWR for fulfillment and customer service. We receive no fee for orders for VWR core products from VWR's 40 largest customers and we receive a minimal fee for all other orders for VWR core products forwarded to VWR. We are responsible for fulfillment and customer service for all Chemdex core product and orders for third party products received from VWR customers through the Chemdex Marketplace. Under the terms of the agreement, VWR provides support for the purchase of third party products in return for a fee which approximates VWR's costs incurred.

Note 10. Recent Accounting Pronouncements

         In June 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which we will be required to adopt for the year ending December 31, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on our financial condition or results of operations.

         In March 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize some of the costs related to internal-use software once the applicable criteria have been met. We expect that the adoption of SOP No. 98-1 will not have a material impact on our financial position or results of operations.

Note 11. Subsequent Events

         On July 27, 1999, the Company completed an initial public offering, in which it sold 7,500,000 shares of its common stock at a price of $15.00 per share, raising $112.5 million in gross proceeds. Offering proceeds to Chemdex, net of approximately $ 7.9 million in aggregate underwriters discounts and commissions and $1.0 million in estimated related expenses, were approximately $103.6 million. On the closing of the initial public offering, each outstanding share of the Company's Series A, Series B, and Series C convertible preferred stock was converted into one share of common stock.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

          The following "Management's Discussion and Analysis of Results of Operations and Financial Condition" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates", "believes", "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause Chemdex's actual results, performance, or achievements to be materially different from those stated herein. Although management of Chemdex believes that the expectations reflected in the forward-looking statements are reasonable; the Company cannot guarantee future results, performance, or achievements. For further information, refer to Management's Discussion and Analysis and the Risk Factors section of Chemdex's Registration Statement on Form S-1 (File Number 333-78505), as amended.

Overview

          Chemdex ("we" or "the Company") is a leading provider of e-commerce solutions to the life sciences research products market. The Chemdex Marketplace is a secure, Internet-based purchasing solution that enables enterprises, researchers and suppliers to efficiently buy and sell life sciences research products.

          We were formed in September 1997 and began offering products for sale on the Chemdex Marketplace in November 1998. During the period from September 1998 through November 1998, we were a development state enterprise and did not have significant sales. Our operating activities during this period were related primarily to the design and development of the Chemdex Marketplace, building our corporate infrastructure, establishing relationships with suppliers and customers and raising capital. To date, revenues have been derived from sales of life sciences research products through the Chemdex Marketplace and through our strategic relationship with VWR. We have grown our organization by hiring personnel in key areas, particularly sales, research and development and marketing.

          We have incurred significant losses since inception, including $12.5 million in the second quarter of 1999, and, as of June 30, 1999, we had an accumulated deficit of approximately $28.2 million. We currently expect our losses to increase in the future and we cannot assure you that we will ever achieve or sustain profitability. We believe our success depends on establishing additional key strategic supplier and customer relationships, enhancing the features and functionality of the Chemdex Marketplace and enterprise purchasing solution, and accelerating market awareness and demand for the Chemdex Marketplace. From inception, we have increased our level of spending to build our infrastructure and to develop our Chemdex Marketplace. We intend to continue to invest heavily in sales, marketing and research and development and administrative activities and to increase other operating expenses as required to integrate the operations and technologies of any future acquisitions. We anticipate that these expenses could significantly precede any revenues generated by this increased spending. We have limited operating history upon which to base an evaluation of our business and we cannot assure you that our revenues will increase in future periods. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early states of development, particularly companies in new and rapidly evolving markets such as electronic commerce.

          Our gross margin for the three months ended June 30, 1999 was approximately 5.3%. Distributors in general operate on very low margins. This is especially true in the life sciences research products market. Our gross margins on sales of life sciences research products are small relative to the margins earned by traditional distributors of life sciences research products. If we are unable to increase our revenues at a greater rate than our related costs, our margins may be reduced further, or possibly eliminated, which would have a significant negative impact on our financial results. We are dependent on the discounts we receive from our suppliers, and thus we are vulnerable to any potential decrease in these discount rates. Any such decrease would have a significant negative impact on our financial results. If we do not increase these discounts, and substantially increase our revenues and scale our business in a manner that generates significant operating efficiencies, including further automation of our purchasing solution, we may not be able to achieve profitability.

          Sales to two significant customers accounted for approximately 28%, and 69% respectively, of our revenues in the quarter ended June 30, 1999, and we currently expect to continue to derive a significant portion of our revenues from these customers for the foreseeable future. Our agreement with one customer, in connection with its role as our initial test location for our purchasing solution provides that Chemdex will not receive price discounts on products of some suppliers purchased by that customer if that customer purchases specified minimum quantities of product through the Chemdex Marketplace. As a result, we receive little or no gross margins on sales of these supplier products to that customer. The loss of revenues from either customer would have a significant negative effect on our business, revenues, results of operations and financial condition.

          A key element of our strategy is to market our solution directly to life sciences organizations, and to succeed we must satisfy the purchasing departments, information technology groups and the individual researchers who are the users of our Internet-based purchasing solution. The time it takes to sell and implement our solution is long and we devote significant sales, marketing and management resources to the sales process without any assurance that the customer will use the Chemdex Marketplace. We are generally required to provide a significant level of education regarding the use and benefits of our Internet-based purchasing solution, due in part to the significant departure from traditional means of commerce and communications entailed by its adoption and use. Further, potential enterprise customers and a number of their departments typically engage in extensive internal reviews and analyses before making purchase decisions. The sale and implementation of our solution are subject to delays due to our customers' internal budgets and procedures for approving capital expenditures and deploying new technologies within their networks. These delays also impair our ability to generate revenue and could negatively affect our results of operations. Once an enterprise customer adopts our Internet-based purchasing solution, it takes time for researchers and other users within the enterprise to become aware of, learn to use and begin using our Chemdex Marketplace. The long sales cycle and the time it takes for researchers to begin using our Internet-based purchasing solution, could negatively affect our revenue growth, and makes it difficult to predict our results of operations.

          During the prior quarter, we entered into an agreement with VWR Scientific Products Corporation to jointly market VWR laboratory products using the Chemdex e-commerce platform. The agreement gives us the right to offer approximately 350,000 VWR-distributed products to our customers through the Chemdex Marketplace. VWR and Chemdex are jointly developing an Internet purchasing solution for VWR's existing and future customers that will provide access to three categories of products:

 .    products distributed by VWR (VWR core products),

 .    products distributed by Chemdex (Chemdex core products), and

 .    products that are not distributed by either VWR or Chemdex but are purchased from third parties (third party products).

          We act as an intermediary under this agreement and forward orders for VWR core products received through the Chemdex Marketplace to VWR for fulfillment and customer service. We receive no fee for orders from VWR's 40 largest customers and we receive a minimal fee for all other orders forwarded to VWR. We are responsible for fulfillment and customer service for all Chemdex core product orders and orders for third party products from VWR customers received through the Chemdex Marketplace on similar terms and conditions as our other enterprise customers. VWR provides services in connection with purchasing third party products for a processing fee paid by Chemdex. VWR and Chemdex jointly market the co-branded version of the Chemdex Marketplace to VWR's existing and new customers, and jointly solicit several key existing VWR suppliers to distribute, market and sell their products through the co-branded purchasing solution.

          In connection with the strategic relationship with VWR, Chemdex issued 2,538,405 shares of common stock valued at $13.9 million. The fair value of the stock is being amortized, on a straight-line basis, into sales and marketing expense over four years, the estimated useful life of this intangible asset.

          We also entered into a five-year, exclusive joint marketing agreement with the Biotechnology Industry Organization (BIO), and sold 187,500 shares of our common stock to BIO for a nominal amount of consideration. We recorded the difference between the nominal amount per share price paid by BIO and the fair value as of the date of issuance, which is approximately $1.8 million as an intangible asset which is being amortized over the five-year term of the joint marketing agreement as a sales and marketing expense. Amortization related to the VWR and BIO agreements for the three and six months ended June 30, 1999 was $669,000.

Results of Operations for the Three and Six Months Ended June 30, 1999

          Net revenues

          Net revenues increased from $3,500 in the second quarter of 1998 to $2.9 million in the second quarter of 1999. For the six months ended June 30, 1999, net revenues increased by $3.1 million from the same period in the prior year. The significant growth in product sales was due to the launch of the Chemdex Marketplace in the fourth quarter of 1998, and sales generated as a result of the VWR agreement. Net revenues consist primarily of product sales to customers and charges to customers for outbound freight. Under most of our supplier agreements we are acting as a principal in purchasing products from our suppliers and reselling them to our customers so that we recognize revenues equal to the amount paid by our customers and cost of revenues equal to the amount we pay to our suppliers for these products. Under our principal-based agreements, we are responsible for selling the products, collecting payment from customers, ensuring that the shipment reaches customers and processing returns. In addition, we take title to products upon shipment and bear the risk of loss for collection, delivery and merchandise returns from customers. Some of our agreements with our suppliers treat us as an agent of the supplier, in which case we receive a percentage fee on product sales. We recognize revenue from product sales, net of any discounts, and from fees under our agency-based supplier agreements, when the products are shipped to customers. Products are shipped directly to customers by suppliers based on customer delivery date specifications.

          Cost of Revenues and Gross Profit

          Cost of revenues increased from zero in the second quarter of 1998 to $2.8 million in the second quarter of 1999. For the six months ended June 30, 1999, cost of revenues increased by $2.9 million from the same period in the prior year. Cost of revenues consists primarily of the costs of acquiring products from our suppliers for sale to our customers. During the three and six months ended June 30, 1999, cost of revenues, in absolute dollars, increased consistent with the significant increases in revenues. Our gross margin for the quarter ended June 30, 1999 was approximately 5.3%. The low gross margin on product sales, primarily all of which were recognized under principal-based agreements, was due to our accepting low margins in order to increase early sales volume, customer adoption, and awareness of the Chemdex brand. While margins on recently signed supplier agreements have improved, we expect margins to remain low until we are able to renegotiate higher discounts on earlier supplier agreements, and increase volumes of revenues through more recently signed suppliers with higher discount rates.

          Operating Expenses

          Research and Development.   Research and development expenses
increased from $.4 million in the second quarter of 1998 to $3.5 million in the second quarter of 1999. For the six month period ended June 30, 1999, research and development costs increased by $5.0 million from the same period in the prior year. Research and development expenses consist of personnel and other expenses associated with developing, updating, and enhancing software in support of the Chemdex Marketplace. Our research and development expenses have increased each quarter since inception primarily due to increased staffing and associated costs related to the design and development and maintenance of the Chemdex Marketplace, and content and design expenses. We believe that our success is dependent in large part on continued enhancement and development of the Chemdex Marketplace. Accordingly, we expect research and development expenses to increase in future periods.

          Sales and Marketing.   Sales and marketing costs increased from $.3
million in the second quarter of 1998 to $5.2 million in the second quarter of 1999. For the six month period ended June 30, 1999, sales and marketing expenses increased $7.9 million over the same period in the prior year. Sales and marketing expenses consist primarily of advertising and promotion in support of the development of our marketing strategy, payroll and related expenses for personnel engaged in supplier relations, enterprise sales activities, enterprise account management, and amortization expenses related to our VWR and BIO agreements. Sales and marketing expenses have increased since inception as we have continued to expand our sales and marketing efforts. We intend to aggressively expand our supplier and customer relationships and to expand our brand awareness. We expect sales and marketing expenses to increase in future periods.

          General and Administrative. General and administrative costs increased from $.4 million in the second quarter of 1998 to $3.6 million in the second quarter of 1999. For the six months ended June 30, 1999, general and administrative costs increased by $4.0 million from the same period in the prior year. General and administrative expenses consist primarily of salaries, fees for professional services and lease expenses. General and administrative expenses have increased primarily as a result of the addition of finance and administrative personnel, costs of leasing additional office space to support our growth, and expenses related to increased professional service fees. We expect general and administrative expenses to increase in future periods to support our expanded operations and the expenses of being a public company.

          Amortization of Deferred Compensation.   We have recorded aggregate
deferred compensation charges of $8.7 million in connection with some of the stock options we granted through June 30, 1999. For the quarter ended June 30, 1998 and 1999, we expensed $44,000 and $547,000, respectively, related to the amortization of deferred compensation. Further, for the six months ended June 30,1999 and 1998, we expensed $899,000 and $66,000 respectively, related to the amortization of deferred compensation. The deferred compensation amounts are being amortized over the vesting period of the stock options which is generally four years.

          Interest and other Income, Net

          Interest and other income, net increased from $69,000 in the second quarter of 1998 to $186,000 in the second quarter of 1999. Further, for the six month period ended June 30, 1999, interest and other income, net increased $144,000 from the same period in the prior year. Interest and other income, net and has been derived primarily from earnings on cash investments, offset by interest expense associated with our capitalized lease obligations for equipment purchases during the current year.

          Income Taxes

          We incurred operating losses and accordingly did not record a provision for income taxes for any of the periods presented. At December 31, 1998, we had net operating loss carryforwards and federal tax credits for federal income tax purposes of $7.5 million and $100,000, respectively. In addition, we had state net operating loss and research and development credit carryforwards of approximately $7.4 million and $100,000, respectively. These net operating losses and credits will expire in the years 2002 through 2018 if not utilized. Certain future changes in our share ownership, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the assets due to our lack of earnings history.

Liquidity and Capital Resources for the Six Months Ended June 30, 1999

          We have funded our operations primarily through the sale of our equity securities, through which we have raised net proceeds of approximately $73.1 million through the quarter ended June 30, 1999. We have also financed our operations through equipment lease financing. As of June 30, 1999, our principal sources of liquidity included approximately $19.4 million of cash and cash equivalents and $4.1 million in equipment financing arrangements. The arrangements include an agreement for $1.1 million that provides for 12 equal quarterly payments of the financed amount commencing May 1, 1999, with interest of approximately 13% per year, and a $3.0 million equipment lease line agreement with a financial institution for a term of 48 months, with interest of approximately 13% per year. At June 30, 1999 there was $1.0 million in borrowings outstanding under the equipment financing arrangements.

          Net cash used in operating activities totaled $14.1 million and $2.0 million in the first six months of 1999 and 1998, respectively. The net cash used in operating activities in the first six months of 1999 was primarily due to our net losses, which were partially offset by non-cash charges of depreciation and amortization of deferred compensation, amortization of intangible assets, and increases in accounts payable and accrued expenses.

          Net cash used in investing activities totaled $2.5 million in the first six months of 1999. We have made substantial investments in computer equipment, computer software, office furniture and leasehold improvements during the current year.

          Net cash provided by financing activities was $13.0 million in the first six months of 1998 and $30.1 million for the first six months of 1999. Net cash from financing activities during both periods resulted primarily from the sale of preferred stock. Subsequent to June 30, 1999, the Company received approximately $112.5 million in gross proceeds related to the Company's Initial Public Offering.

          We currently anticipate that the net proceeds from the initial public offering, together with our current cash, cash equivalents, and equipment lease line, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis until we achieve profitability, if ever. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Year 2000 Compliance

          Many currently installed computer systems and software products are unable to distinguish year 2000 dates. This situation could result in system failures or miscalculations causing disruptions in the operations of any business. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with year 2000 requirements. Our ability to operate is dependent upon delivery of accurate, electronic information via the Internet. To the extent year 2000 issues result in the long-term inoperability of the Internet or the Chemdex Marketplace, our business, results of operations and financial condition could be seriously harmed.

          We completed an assessment of our information technology systems for year 2000 problems in April 1999. We have not replaced any of our systems based on the results of our assessment. However, we have made modifications to some systems based on our assessment of year 2000 problems.

          Representations and Warranties to Our Customers

          We generally represent and warrant to our customers that the occurrence of the date January 1, 2000 and any related leap-year issues will not cause the Chemdex Marketplace application software to fail to operate properly. Our warranty generally applies only to our software and excludes failures resulting from the combination of our software and other software or hardware, unauthorized changes to the software or network connectivity problems, including, without limitation, problems connecting to the Internet or problems relating to Internet service providers. If we breach this warranty, the recourse that our customers may seek is limited to the prompt correction by us at our own expense of any failure of our software to the reasonable satisfaction of the customer.

          Our Testing of Our Online Marketplace Application Software

          We have internally reviewed the Chemdex Marketplace application software. We have performed industry-standard procedures to test our internally developed applications for year 2000 compliance. Based on our testing, we believe that our internally developed applications and systems are designed to be year 2000 compliant. In addition, we hired a consultant to perform additional testing, including a year 2000 readiness audit of our internally developed online application software. The consultant's audit report concluded that our online application software is year 2000 compliant.

          Assessment of Third-Party Equipment and Software. We utilize third-party equipment and software that may not be year 2000 compliant. Failure of third party equipment or software, or the interface of our applications with this equipment or software, could result in a material adverse effect on our business, results of operations and financial condition. We are currently assessing the year 2000 risks of our third-party desktop systems that are unrelated to the Chemdex Marketplace. We have contacted the vendors of most of our third-party software and equipment to assess the year 2000 risks of our third-party systems that are unrelated to the Chemdex Marketplace. We have received year 2000 compliance letters from some of these vendors. We are also in the process of contacting the few remaining vendors with whom we have not yet spoken in order to assess their year 2000 compliance. Based on these vendors' representations, we believe that there are a number of third-party hardware and software systems, some of which are material to our operations, that require some upgrade in order to be year 2000 compliant. The failure of these vendors to address Year 2000 issues may require us to seek alternative vendors or, if possible, to develop our own solutions. The time and resources required to find alternative vendors and to transition our systems could increase our costs of doing business, require to find alternative vendors and to transition our systems could increase our costs of doing business, require us to allocate our own resources away from our core business, and delay development of our own technology and operations. We plan to complete our assessment of the risk posed by these third-party systems to our operations by the end of September 1999.

          Interaction of Our Marketplace with Supplier and Customer Systems. Furthermore, the success of our efforts may depend on the success of our suppliers, customers and strategic partners in dealing with their year 2000 issues. Many of these organizations' systems may not yet be year 2000 compliant and the impact of failure of these systems on the Chemdex Marketplace is difficult to determine. The availability of products from our suppliers and the purchasing patterns of our customers or potential customers may be affected by year 2000 issues.

          In addition, until some of the billing and cash collection functions for the sale of third party products are transitioned to us, we are dependent upon VWR's systems, which may not be year 2000 compliant, for receiving payment for third party products. If the systems of any of our suppliers or customers, and particularly, if VWR's billing and cash collection systems, are not year 2000 compliant, our business, revenues, results of operations and financial condition could be severely harmed.

          According to its public filings, VWR is implementing enhancements to its computer systems to satisfy its future requirements. During 1998, VWR purchased an enterprise-wide computer system package that is replacing many of VWR's systems, including order entry, purchasing, and financial systems. VWR completed the initial rollout of the new systems during the fourth quarter of 1998. VWR had an external review conducted by an independent information technology-consulting firm to identify legacy computer systems that could be affected by the year 2000 issue, when they would be affected, and how the year 2000 issues may be remedied. The extent of Year 2000 remediation performed by VWR was coordinated with the new systems implementation timetable, VWR is transitioning to the new system on a regional basis and expects to be completed in the third quarter of 1999. VWR's new system, together with other planned system changes, is intended to address its year 2000 issues.

          Our Contingency Planning Effort

          We are engaged in an ongoing year 2000 assessment and are gathering information for the development of contingency plans. We are in the process of contacting our strategic partners and major customers to gauge their year 2000 compliance and request year 2000 compliance information and letters. We expect to receive responses from our critical suppliers, strategic partners and major customers by the end of September 1999. The nature and extent of our contingency plans will depend on the responses received from our critical suppliers, strategic partners and major customers. We have not yet identified our worst-case scenario resulting from a year 2000 failure. Without a worst-case scenario contingency plan we may not have enough time to implement contingency planning and complete remedial measures. We do not have any contingency plans to date and intend to develop and complete contingency plans in the fourth quarter 1999.

          Costs of Addressing Year 2000 Compliance

          To date, our costs to address year 2000 compliance have been approximately $600,000 and are included in operating expenses funded from working capital. We anticipate the additional costs to address year 2000 compliance will be approximately $700,000. We currently have not deferred other information technology projects due to our year 2000 efforts. Significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem experienced by us, our customers, suppliers or strategic partners could decrease the demand for or availability of products, which could seriously harm our business, operating results and financial condition.

Factors Affecting our Business Condition

          In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

Our limited operating history makes it difficult for you to evaluate our business and our prospects

          We were founded in September 1997 and have a limited operating history. Prior to investing in our common stock, you should consider the risks and difficulties that we face as an early stage company in a new and rapidly evolving market. Some of these specific risks and difficulties include:

     . we may be unable to significantly increase and maintain customer adoption and use of our Internet-based purchasing solution;

     . we depend substantially on a purchasing solution that has been present in the market for a limited time and may not be successful;

     .    we may be unable to develop and enhance the Chemdex brand;

     . we may be unable to maintain existing or establish new relationships with suppliers of life sciences research products;

     . we depend substantially on revenues from product sales and we may be unable to significantly increase revenues from product sales or generate revenues from other sources;

     . we may be unable to adapt to rapidly changing technologies and developing markets;

     . we may be unable to effectively manage our rapidly expanding operations and the increasing use of our services;

     . we may be unable to attract, retain and motivate qualified personnel, particularly people who understand specialized life sciences research products or the life sciences industry in general;

     . we may be unable to compete in a highly competitive market dominated by larger, more established companies with substantial financial resources and significant customer relationships; and

     . we may be unable to comply with applicable laws and regulations to economically compete in a highly competitive market.

          In 1998, we generated revenues of $29,000 and in the six months ended June 30, 1999 we generated revenues of $3.1 million. Due to our limited operating history, we believe that period-to-period comparisons of our revenues and results of operation are not meaningful. As a result, you should not rely on our revenues or results of operations for any prior period as an indication of future performance or prospects.

We have a history of losses and anticipate continued losses for the foreseeable future

          We have had substantial losses since our inception. We currently expect our losses to increase in the future and we cannot assure you that we will ever achieve or sustain profitability. As of June 30, 1999, we had an accumulated deficit of approximately $28.2 million. The extent of these losses will be contingent, in part, on the amount of growth in our revenue. The extent of these losses will also be contingent, in part, on the amount of growth in our operating expenses, which we plan to increase. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels accordingly, the imbalance between revenues and operating expenses will negatively affect our business, revenues, results of operations and financial condition.

          To date we have derived our revenues primarily from product sales. In order to increase our revenues, we must, among other things:

     . attract new enterprise customers and retain existing enterprise customers;

     . encourage researchers employed by our enterprise customers to adopt our Internet-based purchasing solution and to use it frequently;

     . increase our product offering by adding and maintaining supplier relationships; and

     .    develop new sources of revenues beyond our existing revenue sources.

          If we are unable to accomplish one or more of these objectives, our revenues may not grow as we anticipate, if at all, and our business, revenues, financial condition and results of operations will be negatively affected. We may not be able to build on our current sources of revenues by adding additional products or services. Even if we do add additional products or services, there are economic, legal, regulatory and other risks associated with adding these new revenue sources. For example, we may post advertisements on our web site to generate advertising revenue. However, our supplier relationships may be harmed if our suppliers associate advertisements posted on our web site with a bias in our offering of life sciences research products.

Our business model is not proven and may not be successful

          Our business-to-business e-commerce model is based on the development of the Chemdex Marketplace for the purchase and sale of life sciences research products. This business model is new and not proven and depends upon our ability to, among other things:

     . sell our purchasing solution to pharmaceutical and biotechnology companies and academic and research institutions;

     . achieve high rates of adoption by researchers within enterprise customers;

     . maintain our current suppliers and enter into agreements with additional suppliers;

     . generate significant revenues from the use of our Internet-based purchasing solution; and

     .    obtain higher transaction volumes and increase productivity.

          We cannot be certain that our business model will be successful or that we can achieve or sustain revenue growth or generate any profits. The success of this business model will require, among other things, that we develop and market solutions with broad market acceptance by our customers, suppliers, users and strategic partners. We cannot be certain that business-to-business commerce on the Internet generally, or our purchasing solution, services and brand in particular, will achieve broad market acceptance. For example, purchasers may continue purchasing products through their existing methods and may not adopt an Internet-based purchasing solution because of their comfort with existing purchasing habits and direct supplier relationships, the costs and resources required to switch purchasing methods, the need for products not offered through the Chemdex Marketplace, security and privacy concerns, or general reticence about technology or the Internet.

Our gross margins are low and we will have to increase productivity in our business to be profitable

          Our gross margin for the six months ended June 30, 1999 was approximately 5.3%. We are dependent on the price discounts we receive from our suppliers, and thus we are vulnerable to any decrease in these discount rates. Any decrease would have a significant negative impact on our financial results. Our gross margins on sales of life sciences research products are small relative to the margins earned by traditional distributors of life sciences research products. If we do not increase these discounts, substantially increase our revenues, and scale our business in a manner that generates increased productivity, including further automation of our purchasing solution, we may never achieve profitability. Distributors, in general, operate with low margins. This is especially true in the life sciences research products market.

          In addition, due to our low gross margins, unexpected costs or expenses we incur would substantially affect our ability to achieve or maintain operating profits. For example, we generally bear the risks of the loss of products upon shipment by our suppliers to our customers, of product returns and refunds to our customers, and of non-collection of accounts receivable. Although we maintain insurance for claims for damages to our customers or others caused by our products we do not have insurance coverage for the costs of products lost during shipment, product returns or uncollectable accounts receivable.

We are subject to government regulation that exposes us to potential liability and negative publicity

          We currently rely upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping and licensing requirements applicable to our business during the entire transaction. Our reliance on suppliers' regulatory due diligence assessment of purchasers and the compliance by suppliers and purchasers with applicable governmental regulations may not be sufficient if we are held to need our own licenses. For example, if we are held to be seller or a distributor of regulated products because we did take legal title, we may have inadvertently violated some governmental regulations by not having the appropriate license or permit and may be subject to potentially severe civil or criminal penalties and fines for each offense. We are aware that some of our prior sales may have been made in the absence of us having the requisite local, state, or federal license or permit. We may be subject to potentially severe civil and criminal penalties and fines for each of these sales, which could have a material adverse impact on our business, revenues, results of operations and financial condition. In addition to these prior sales, we are unable to verify that our suppliers have in the past complied, or will in the future comply, with the applicable governmental regulatory requirements, or that their actions are adequate or sufficient to satisfy all governmental or other legal requirements that may be applicable to our sales. We could be fined or exposed to civil or criminal liability, including monetary fines and injunctions, and we could receive potential negative publicity, if the applicable governmental regulatory requirements have not been, or are not being, fully met by our suppliers or by us directly. Negative publicity, fines and liabilities could also occur if an unqualified person, or even a qualified customer, lacks the appropriate license or permits to sell, use or ship, or improperly receives a dangerous or unlicensed product through the Chemdex Marketplace. We do not maintain any reserve for potential liabilities resulting from government regulation. It is also possible that a number of laws and regulations may be adopted or interpreted in the United States and abroad with particular applicability to the Internet.

We rely on a limited number of enterprise customers, and any loss of an enterprise customer could have a negative effect on us

          We expect that for the foreseeable future we will generate a significant portion of our revenues from a limited number of enterprise customers. Further, our enterprise customers are not obligated to use our purchasing solution exclusively or for any minimum number of transactions or dollar amounts. We currently do not offer all of the life science research products required by our customers, and we expect that our customers will continue to use multiple sources to meet their needs. In addition, our contracts with our customers are for limited terms and our customers may discontinue use of our Chemdex Marketplace at any time upon short notice and without penalty. If we lose any of our enterprise customers, or if we are unable to add new enterprise customers, our revenues will not increase as expected, we will lose access to the researchers employed by these enterprises, we could lose a number of our product suppliers, and our brand name and customer and supplier perceptions of our purchasing solution would be harmed.

We will be very dependent on our strategic relationship with VWR for the foreseeable future

          We recently entered into a strategic relationship agreement with VWR Scientific Products Corporation to jointly market VWR laboratory products using the Chemdex Marketplace. The agreement gives us the right to offer approximately 350,000 VWR-distributed products to our customers through the Chemdex Marketplace. VWR and Chemdex are also jointly developing an Internet purchasing solution for VWR's existing and future customers that will provide access to three categories of products:

          .    products distributed by VWR (VWR core products),

          .    products distributed by Chemdex (Chemdex core products), and

          . products that are not distributed by either VWR or Chemdex but are purchased from third parties (third party products).

          The extent to which our operations are integrated with VWR and the potential financial impact on us of this strategic relationship makes us very dependent on VWR for the foreseeable future. We may experience technical or logistical difficulties in integrating VWR's suppliers, products and services with the Chemdex Marketplace. If we are unable to do so in a timely manner, our business, revenues, financial condition and results of operations could be negatively affected. In addition, our agreement with VWR is nonexclusive except as to the purchase of third party products by VWR and some other provisions and has a limited term. We cannot be certain that VWR will not enter into a similar relationship with one of our competitors, or that VWR will renew our agreement at the end of its term.

          We receive no fee for orders for VWR core products through the Chemdex Marketplace from VWR's 40 largest customers and we receive a minimal fee for all other orders for VWR core products forwarded to VWR. Under the terms of the agreement, VWR provides some support services for purchasing third party products in exchange for a fee which approximates VWR's costs incurred.

          Since we receive minimal gross margins for sales of third party products, our gross profit margins on these sales are lower than our margins on sales of Chemdex core products. To the extent sales of VWR core products or third party products increase relative to, or displace our sales of Chemdex core products, our revenues and gross margins will likely decline, which would make it more difficult for us to achieve profitability.

Our strategic relationship with VWR may lead to conflicts that could be detrimental to us

          Our strategic relationship with VWR may lead to conflicts that could be detrimental to us. For example, we plan to provide the greatest number and variety of products from the greatest number of suppliers possible; however, our strategic relationship with VWR may deter other suppliers, particularly those that compete directly with VWR products, from entering into agreements with us. In addition, as noted above, our agreement with VWR is nonexclusive, and it is possible that VWR could enter into similar relationships with one or more of our competitors, or develop its own purchasing solution that would compete with ours.

The former Chief Executive Officer of VWR is a member of our Board of Directors, which may lead to conflicts of interest that could be detrimental to us

          Jerrold Harris, the former Chief Executive Officer of VWR, is a member of our board of directors. This may lead to conflicts of interest, as VWR is one of the laboratory supply industry's largest distributors and is a potential competitor of ours. In addition, VWR has entered into and may in the future enter into relationships with our competitors, other suppliers or our customers. Although we intend to have Mr. Harris excuse himself from Board discussions that involve potential conflicts of interest, we cannot be sure that this will minimize these conflicts of interests or that Mr. Harris' position as a member of our Board of Directors will not operate to our detriment.

If we cannot build a critical mass of suppliers and customers, we will not be able to increase our product offering and draw more customers

          Our business model depends in large part on our ability to build a critical mass of products and suppliers. To attract and maintain suppliers, we must build a critical mass of customers. However, customers must perceive value in our purchasing solution which, in part, depends upon the breadth of our product offerings from our suppliers. If we are unable to increase the number of suppliers and draw more customers to the Chemdex Marketplace, we will not be able to benefit from any network effect, where the value to each participant in the Chemdex Marketplace increases with the addition of each new participant. As a result, the overall value of the Chemdex Marketplace and our purchasing solution would be harmed, which would negatively affect our business, revenues, financial condition and results of operations.

The time it takes to sell and implement our solution is long, which could negatively affect our revenue growth, if any, and make it difficult to predict our revenues and results of operations

          A key element of our strategy is to market our solution directly to life sciences organizations, and to succeed we must satisfy the enterprise purchasing departments, the information technology groups and the individual researchers who are the users of our Internet-based purchasing solution. The time it takes to sell and implement our solution is long and we devote significant sales, marketing and management resources to the sales process without any assurance that the customer will use the Chemdex Marketplace. We are generally required to provide a significant level of education to our customers and potential customers regarding the use and benefits of our Internet-based purchasing solution. Furthermore, potential enterprise customers and a number of their departments typically engage in extensive internal reviews and analyses before making purchase decisions. The sale and implementation of our solution are subject to delays due to our customers' internal budgeting and procedures for approving capital expenditures and deploying new technologies within their networks. These delays also could impair our ability to generate revenue.

Even if enterprise customers adopt our purchasing solution, we may not increase our revenues if researchers within these enterprises do not use the Chemdex Marketplace

          Our revenues are primarily derived from purchases of life sciences research products by researchers, research assistants and other users within our enterprise customers. These persons may or may not use our Chemdex Marketplace to purchase their research products. Even if we successfully maintain existing enterprise customers and add new enterprise customers, we may not be able to increase revenues if researchers within our enterprise customers do not adopt and use the Chemdex Marketplace. Once an enterprise customer adopts our Internet-based purchasing solution, it takes time for researchers and other users within the enterprise to become aware of, learn to use and begin using our Chemdex Marketplace. The long sales cycle and the time it takes for researchers to begin using our Internet-based purchasing solution could negatively affect our revenue growth, if any, and makes it difficult to predict our results of operations. Also, our efforts to attract researchers to adopt and to increase their use of our solution may not be successful, which would limit our ability to generate revenues from these customers.

Reductions in the research and development budgets and government research funding of our customers will negatively affect our revenues

          Our purchasing solution is used by researchers and their assistants and staff at pharmaceutical and biotechnology companies, and academic and research institutions. Changes in the research and development budgets of these companies and institutions and the timing of spending under these budgets can have a significant effect on the demand for life sciences research products. These budgets are based on a wide variety of factors including the resources available to make these expenditures, the spending priorities among various types of research, and the policies regarding these expenditures during recessionary periods. Any decrease in life sciences research and development expenditures by these companies and institutions could have a negative effect on our revenues.

          A significant portion of our sales are expected to be to research scientists and entities whose funding is dependent on grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. The funding associated with approved NIH grants generally becomes available at particular times of the year, as determined by the federal government, and may result in fluctuations in our revenues and results of operations. Although NIH research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions, sometimes without advance notice. Furthermore, recent government proposals designed to reduce or eliminate budgetary deficits have included reduced allocations to the NIH and other government agencies that fund research and development activities. If government funding, especially NIH grants, were to become unavailable to researchers for any extended period of time, or if overall research funding were to decrease, there could be a negative effect on our business, revenues, results of operations and financial condition.

The success of our business depends on maintaining and expanding our supplier base

          Our future success depends in large part upon our ability to offer and deliver a broad and deep life sciences research product offering to our customers. We rely on independent suppliers and manufacturers for products offered through our Chemdex Marketplace. To increase the breadth of our product offering, including related products that we do not currently offer such as laboratory equipment and supplies, we must establish relationships with additional suppliers. Some potential suppliers may view us as detrimental to their business, since suppliers compete with one another and with us for sales and customers. Our agreements with suppliers are typically for one-year terms and we cannot assure you that these agreements will be renewed beyond the initial term. In addition, these suppliers are not required to accept purchase orders from us. If we fail to secure products from our suppliers or if a significant number of suppliers do not renew their agreements with us, the breadth and depth of products that we can offer users would be decreased. In addition, there are significant costs, difficulties and risks associated with adding new products in related markets, such as the difficulty of signing up new suppliers, obtaining necessary permits, complying with governmental regulation, pressures on margins, new competition and integration of these new products into the Chemdex Marketplace. These events could result in decreased adoption and use of our purchasing solution and decreased revenues, which could have a negative effect on our business, results of operations and financial condition.

          Our cost of revenues includes cost of goods payable to suppliers. We cannot assure you that our suppliers will enter into or renew agreements with us on the same or similar terms as those currently in effect or that the cost of goods payable to our suppliers will remain the same. Less favorable terms will make it difficult for us to achieve profitable operations. Any decreases in our already low gross margins will have a significant negative effect on our results of operations and financial condition.

          Our supplier agreements are nonexclusive and many of our suppliers sell their products directly to our customers. In addition, the growing reach and use of the Internet has further intensified competition in this industry. Some suppliers provide customers with direct access to products, and if suppliers, including our current suppliers, provide products to enterprise customers and their researchers at a cost lower than ours, our revenues, results of operations and financial condition could be negatively affected.

If we cannot timely and accurately add supplier product data to our purchasing solution database we may lose sales and customers, which would adversely affect our revenues

          Currently, we are responsible for loading supplier product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers to provide us in a timely manner with accurate, complete and current information about their products, and to promptly update this information when it changes. We will not derive revenue from these products until these data are loaded in our system. The time period in which we estimate loading these supplier product data is a forward-looking statement that is subject to risks and uncertainties and actual results may differ materially from those described in these forward-looking statements. Timely loading of these products in our database depends upon a number of factors, including the file formats of the data provided to us by suppliers and our ability to further automate and expand our operations to accurately load these data in our product database, any of which could delay the actual loading of these products beyond the dates estimated by us.

          In addition, we are generally obligated under our supplier agreements to load updated product data onto our database for access through the Chemdex Marketplace within a specified period of time following their delivery from the supplier. Our current supplier data backlog could make it difficult for us to meet these data update obligations to our suppliers. While we intend to further automate the loading and updating of supplier data on our system, we cannot assure you that we will be able to do so in a timely manner, in part because achieving the highest level of this automation is dependent upon our suppliers' automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may be less useful to our customers and users and may expose us to liability. Although we screen our suppliers' information before we make it available to our customers and users, we cannot guarantee that the product information available in our Chemdex Marketplace will always be accurate, complete and current, or comply with governmental regulations. This could expose us to liability or result in decreased adoption and use of our Internet-based purchasing solution, which could reduce our revenues and therefore have a negative effect on our results of operations and financial condition.

If our suppliers do not provide timely and professional delivery of products to our customers our business will be harmed

          We also rely on our suppliers and manufacturers to deliver life sciences research products to our customers in a professional, safe and timely manner. If our suppliers do not deliver the products to our customers in a professional, safe and timely manner, then our service will not meet customer expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable law or regulations, could expose us to liability or result in decreased adoption and use of our Internet-based purchasing solution, which could have a negative effect on our business, results of operations and financial condition. Further we, and not our suppliers, typically bear the responsibility for product refunds and returns and the risk of non-collectibility of accounts receivable from our customers.

To attract customers and suppliers to our Chemdex Marketplace, we must not favor one supplier over another

          The life sciences research products market consists of a complex set of relationships among manufacturers, suppliers, distributors and customers. Adoption of our solution by suppliers and customers is dependent on their perception that we provide a neutral, unbiased marketplace to purchase and sell life sciences research products. To the extent that we are perceived by our customers or suppliers as favoring one supplier over another, customers and suppliers may lose confidence in the Chemdex Marketplace as a fair and neutral marketplace and choose alternative solutions. Our relationship with VWR, including the fact that VWR is a stockholder and is represented on our Board of Directors, may compromise the perception that we provide a neutral and unbiased marketplace for life sciences research products. Any bias, whether perceived or actual, could have a negative impact on our ability to maintain or increase our supplier base, which in turn may limit our ability to maintain or increase our customer base. This would reduce revenues and therefore have a negative impact on our business, results of operations and financial condition.

We face intense competition that could limit our ability to expand our base of customers and users

          The market for business-to-business e-commerce and Internet ordering and purchasing is new and rapidly evolving, and competition is intense and is expected to increase significantly in the future. We face competition from four main areas: other companies with e-commerce offerings, traditional suppliers and distributors of life sciences research products, life sciences companies that have developed their own purchasing solutions and enterprise software companies that offer, or may develop, alternative purchasing solutions. We may not be able to compete successfully against our current or future competitors and competition could have a material adverse effect on our business, results of operations and financial condition. Our competitors and potential competitors may develop superior Internet purchasing solutions that achieve greater market acceptance than our solution. In addition, substantially all of our prospective customers have established long-standing relationships with some of our competitors or potential competitors, including most of our suppliers. Accordingly, we cannot be certain that we will be able to expand our customer list and user base, or retain our current customers or suppliers.

Our solution and services are new and face rapid technological changes and if we do not respond appropriately, we may lose customers

          The market for our solution is characterized by rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, our future success depends upon our ability to enhance our current Internet-based purchasing solution and services, to develop and introduce new solutions and services that will achieve market acceptance, and where necessary to integrate our Internet-based purchasing solution with our customers' enterprise resource planning systems. If we do not adequately respond to the need to develop and introduce new solutions or services, or to integrate with our customers' enterprise resource planning systems, then our business, revenues, results of operations and financial condition will be negatively affected. For example, we may lose market share and ultimately revenue as our customers switch to our competitors' offerings if:

     . we are unable to develop technology that is a success in the marketplace;

     .    our technology does not integrate with our customers' systems; and

     . our technology is surpassed by the superior technology of a competitor.

          Further, we may incur significant expense to integrate our purchasing solution with our customers' enterprise resource planning systems and business rules, and to maintain this integration as our customers' enterprise resource planning systems evolve. Failure to provide this integration may delay or altogether dissuade the market or a particular customer from adopting our Internet-based purchasing solution, which could negatively affect our revenues and therefore have a material adverse effect on our business, results of operations and financial condition.

If we do not successfully develop and timely introduce new versions of our purchasing solution in the next several months our business will be harmed

          We are currently in the process of developing and integrating new technology into our Internet-based purchasing solution as part of our planned release of several enhanced versions of the Chemdex Marketplace over the next few months. These new releases are planned to include significant enhancements to the user interfaces, database management and search technology, and security controls, and will allow us to offer VWR's products to our customers. The planned timing of introduction of new releases of our purchasing solution is a forward-looking statement that is subject to risks and uncertainties, and actual timing may differ materially from that set forth in these forward-looking statements as a result of a number of factors. Enhancing and introducing new technology into our purchasing solution involves numerous technical challenges and substantial personnel resources, and often takes many months to complete. We cannot be certain that we will be successful at enhancing or integrating this technology into our Internet-based purchasing solution on a timely basis, or in accordance with our milestones or our product release objectives. In addition, we cannot be certain that, once integrated, this technology or our Internet-based purchasing solution will function as expected. If we are unable to enhance and integrate this new technology into our purchasing solution on a timely basis, we may lose customers or experience difficulty obtaining new customers, which could adversely affect our business, revenues, financial condition and results of operations.

Major enhancements and new solutions and services often require long development and testing periods. In addition, our Internet-based purchasing solution is complex and, despite vigorous testing and quality control procedures, may contain undetected errors or "bugs" when first introduced or updated. Any inability to timely deliver a quality solution and services could have a negative effect on our business, revenues, financial condition and results of operations.

We may not be able to determine or design the features and functionality that our enterprise customers and researchers require or prefer

          Our success depends upon our ability to accurately determine the features and functionality that our enterprise and research customers require or prefer in an e-commerce solution, and our ability to successfully design and implement purchasing solutions that include these features and functionality. If we are unable to determine or design in the features and functionality that enterprise and research customers require or prefer in an e-commerce solution, our business will be negatively affected. We have designed the Chemdex Marketplace based upon internal development efforts and feedback from a relatively limited number of enterprise and research customers. We cannot be certain, however, that the features and functionality that we currently offer in the Chemdex Marketplace, or those that we may offer in future releases of our solution, will satisfy the requirements or preferences of our current or potential enterprise and research customers.

We will need to manage our expanding business effectively in order to meet customer and investor expectations

          We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant demand on our sales, marketing, managerial, operational, financial and other resources. If we cannot manage our growth effectively, it is likely that our revenues and results of operations will not meet customer and investor expectations. As of June 30, 1999, we had grown to 160 employees. We expect to hire a significant number of new employees to support our business.

          Our current information systems, procedures and controls may not continue to support our operations and may hinder our ability to exploit the market for selling products to the life sciences industry. We are in the process of implementing a new enterprise resource planning system that will replace our existing accounting and management information systems and allow for future scalability and enhancements. In addition, we anticipate requiring additional space to accommodate our growth in the next six months. We could experience interruptions to our business when we transition to the new enterprise resource planning system and when we relocate to new facilities. Even after we implement our new system and relocate to new facilities, our personnel, systems, procedures, controls and facilities may be inadequate to support our future operations.

We depend on our key personnel to manage our business effectively in a rapidly changing market

          Our performance is substantially dependent on the performance of our executive officers and other key employees. We do not have any employment agreements with our executive officers and key employees, although some of them have severance arrangements. Our failure to successfully manage our personnel requirements would have a negative effect on our business, revenues, financial condition and results of operations. We have experienced difficulty from time to time in hiring the personnel necessary to support the growth of our business, and we may experience similar difficulty in hiring and retaining personnel in the future. Six of our ten executive officers have only been employed by us since January 1999 or later. Competition for senior management, experienced sales and marketing personnel, software developers, qualified engineers and other employees is intense, and we cannot be certain that we will be successful in attracting and retaining our personnel. The loss of the services of any of our executive officers or other key employees could have a negative effect on our business. In particular, the loss of services of David Perry, our President and Chief Executive Officer, and Pierre Samec, our Chief Information Officer, would have a detrimental effect on our business. Mr. Perry is one of the co-founders and is primarily responsible for our vision and future direction, and Mr. Samec is responsible for all of our technology systems and software.

The unpredictability of our quarterly results may negatively affect the trading price of our common stock

          Our revenues and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As a result, you should not rely on period-to-period comparisons of revenues and results of operations as an indication of our future performance. Some of the factors that may affect our revenues and results of operations include:

     . demand for and market acceptance of our Internet-based purchasing solution and services;

     . introduction of new and enhanced purchasing solutions and services by us or our competitors;

     .    budgeting cycles of customers and users;

     . loss of one or more of our key suppliers, customers or strategic relationships;

     . changes in our pricing policy or those of our competitors or suppliers;

     . amount and timing of capital expenditures and other costs relating to the expansion of our operations;

     .    timing and number of new hires;

     . ability to comply with applicable laws and regulations or obtain necessary permits and licenses to sell or ship products to customers;

     . technical difficulties with our web site or Internet-based purchasing solution;

     .    level of activity and funding in the life sciences industry; and

     .    general economic conditions.

          We may from time to time make pricing, service or marketing decisions or enter into strategic business combinations that could have a negative effect on our business, revenues, financial condition or results of operations for any number of quarterly periods. For example, we intend to significantly expand our development and engineering expenses to improve our Internet-based purchasing solution. In addition, in order to accelerate the promotion of the Chemdex brand, we intend to increase our marketing budget significantly. These increases in expenses may negatively affect our results of operations for a number of quarterly periods and we cannot assure that these measures will increase our revenues.

          Due to our relatively short operating history we have limited meaningful historical financial data upon which to base our planned operating expenses. Accordingly, our expense levels are based in part on our expectations as to future revenues from new customers and are relatively fixed in the short term. We cannot be certain that we will be able to accurately predict our revenues, particularly in light of our limited operating history, the intense competition in the life sciences industry, and the resulting uncertainty as to the success of our business model. If we fail to accurately predict revenues in relation to fixed expense levels and we are unable to adjust our operating expenses in a timely manner in response to lower-than-expected revenues, our results of operations and financial condition could be negatively affected.

There has been no prior market for our common stock and we expect the price of our common stock to be volatile

          Prior to the initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not develop or be sustained. Although the initial public offering price was determined based on several factors, the market price after the offering may vary from the initial offering price. The market price of the common stock may fluctuate significantly in response to a number of factors, some which are beyond our control, including:

          .    quarterly variations in our operating results;

          . changes in estimates of our financial performance by securities analysts;

          . changes in market valuation of Internet commerce companies generally;

          . announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

          . loss of a major customer, supplier or strategic partner, or failure to complete a sale of our purchasing solution to a significant customer;

          .    additions or departures of any of our key personnel;

          .    future sales of our common stock; and

          . stock market price and volume fluctuations, which are particularly common among highly volatile securities of Internet companies.

          In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a negative effect on our business, results of operations and financial condition.

Our business will suffer if the life sciences industry does not accept Internet solutions

          Business-to-business e-commerce is a new and emerging business practice that remains largely untested in the marketplace. Growth in the demand for our Internet-based purchasing solution and services depends on the adoption of e-commerce and Internet solutions by life sciences industry participants, which requires the acceptance of a new way of conducting business and purchasing supplies. Our business could suffer dramatically if e-commerce and Internet solutions are not accepted or not perceived to be effective.

          The Internet may not prove to be a viable commercial marketplace for the life sciences industry for a number of reasons, including:

          . inadequate development of the necessary infrastructure for Internet-based communications within life sciences organizations;

          .    security and confidentiality concerns of customers and suppliers;

          . lack of development of complementary products, such as high-speed modems and high-speed communication lines;

          .    implementation of competing purchasing solutions;

          . lack of human contact that current, traditional suppliers provide; and

          .    governmental regulation.

The accelerated growth and increasing volume of Internet traffic may cause performance problems that may slow adoption of our Internet-based purchasing solution and the Chemdex Marketplace

          The growth of Internet traffic to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential enterprise and research customers experience frequent outages or delays on the Internet, the adoption or use of our Internet-based, e-commerce purchasing solution may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based purchasing solution is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our enterprise customers and their researchers are not made in a timely fashion, we may have difficulty obtaining new customers, or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business, results of operations and financial condition.

Security and disruption problems with the Internet or transacting business over the Internet may inhibit the growth of our Internet-based purchasing solution

          The secure transmission of confidential information over the Internet is essential to maintaining customer and supplier confidence in our Chemdex Marketplace. Customers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet, and therefore our purchasing solution, as a means of conducting transactions. Substantial security breaches on our system could significantly harm our business. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. We incur substantial expense to protect against and remedy security breaches and their consequences. Despite the implementation of security measures, our networks may be vulnerable to unauthorized and illegal access, computer viruses and other disruptive problems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our solution.

          Internet service providers and on-line service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Although we intend to continue to implement industry-standard security measures, we cannot be certain that measures implemented by us will not be circumvented in the future.

          If we experience a security breach that results in the misappropriation of proprietary information maintained in our systems or if we experience interruptions in our service, our reputation and brand may be damaged and we may be exposed to a risk of loss or litigation and possible liability. Damage to our reputation and brand could cause us to lose suppliers and customers and negatively affect our business, results of operations and financial condition. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches or service disruption.

System failure may cause interruption of our services

          The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service, and attract and retain customers, suppliers, users and strategic partners. Currently our infrastructure and systems are located at one site at Exodus Communications in Sunnyvale, California. We anticipate adding a mirror site at a different, distant location. Until then, we depend on our single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our service, fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our services.

          Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that could occur. Any failure on our part to expand our system or Internet infrastructure to keep up with the demands of our customers and users, or any system failure that causes an interruption in service or a decrease in responsiveness of our Internet-based purchasing solution or web site, could result in fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our brand name, which would adversely affect our business, revenues, financial condition and results of operations.

We face year 2000 risks associated with our own systems and those of our customers, suppliers and the Internet

          Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance problems. Any year 2000 compliance problems faced by us, our customers, suppliers and strategic partners could have a negative effect on our business, revenues, and results of operations and financial condition. In addition, our ability to operate is dependent upon delivery of accurate, electronic information via the Internet. To the extent year 2000 issues result in the long-term inoperability of the Internet, the Chemdex Marketplace or the systems of VWR, our business, revenues, financial condition and results of operations could be seriously harmed.

          Although we believe that our internally developed applications and systems are designed to be year 2000 compliant, we use third party equipment and software that may not be year 2000 compliant. In addition, until some of the billing and cash collection functions for spot buying services are transitioned to Chemdex, we are dependent upon VWR's systems for receiving payment for products purchased using the spot buying services. Failure of our applications and services, VWR's billing and collection system, or third party equipment and software that we use, to be year 2000 compliant could result in the Chemdex Marketplace not being used for purchasing life sciences research products, the termination of our customer agreements or in liability for damages, any of which could have a material adverse effect on our business, results of operations and financial condition. Many of our customers' systems with which the Chemdex Marketplace integrates may not yet be year 2000 compliant. In addition, our suppliers' systems may not be year 2000 compliant. Any negative effects on our customers' or suppliers' systems as a result of the year 2000 problem, or unknown, non-compliance of our own systems, could have a negative effect on our business, results of operations and financial condition and we do not have a formal contingency plan to address year 2000 issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

We may require additional capital for our operations that could have a negative effect on your investment

          We currently anticipate that the net proceeds from the intial public offering, together with our existing borrowing arrangements and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This is a forward-looking statement that is subject to risks and uncertainties and actual results may differ materially from those described in this forward-looking statement. We may need to raise additional funds in the future in order to fund rapid expansion, to pursue customer sales and implementation, to develop new or enhanced solutions and services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

          If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, promote our brand identity, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

Our planned international expansion may make it more difficult to manage our business

          We expect to enter the international market. To do so, we plan to establish international operations, hire additional personnel and establish relationships with additional suppliers and partners. This expansion will require significant management attention and financial resources and could have a negative effect on our business, revenues, financial condition and results of operations. We cannot assure you that we will be able to create or sustain international demand for our Internet-based purchasing solution and services. In addition, our international business may be subject to a variety of risks, including applicable government regulation, difficulties in collecting international accounts receivable, longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. We cannot assure you that these factors will not have a negative effect on any future international sales and, consequently, on our business, results of operations and financial condition.

We may be exposed to product liability claims

          We face potential liability for claims based on the type and adequacy of the information and data that we obtain from suppliers and make available, and the nature of the products that we sell and distribute utilizing the Internet, including claims for breach of warranty, product liability, misrepresentation, violation of governmental regulations and other commercial claims. In particular, we bear the risk of liability for product loss, spill, or release, and resulting damages to persons and property during delivery by the supplier to the customer and return by the customer to the supplier. We do not pass through the manufacturers' warranties on the products we distribute. However, we bear the risk of loss of revenue from the product sale if a purchaser does not pay for a defective product. Although we maintain general liability insurance, our insurance may not cover some claims, penalties, or spills, is subject to policy limits and exclusions, and may not be adequate to fully indemnify us or our employees for any civil, governmental or criminal liability that may be imposed. Furthermore, this insurance may not be available at commercially reasonable rates in the future. Any liability not covered by our insurance or in excess of our insurance coverage could have a negative effect on our business, results of operations and financial condition. Our liability is potentially greater with respect to sales to researchers and others that are not affiliated with an enterprise customer.

          We also seek to obtain indemnification from our suppliers against some of these claims. However, the scope of the indemnification is limited, a few of our suppliers have not agreed to indemnify us and some suppliers may be unable or unwilling to indemnify us in the future. In addition, we are not in a position to monitor our suppliers' activities. Therefore, we are exposed to liability and risk for these claims.


We depend on our intellectual property rights and are subject to the risk of infringement

          Our intellectual property is important to our business, and we seek to protect our intellectual property through copyrights, trademarks, trade secrets, confidentiality provisions in our customer, supplier and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors. We cannot assure that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative purchasing solutions that do not infringe upon our intellectual property. In addition, we could be subject to intellectual property infringement claims by others. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

Regulation or taxation of the Internet or transacting business over the Internet may inhibit the growth of our Internet-based purchasing solution

          Due to the increasing popularity and use of the Internet and of e-commerce, it is possible that a number of taxes, laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet and e-commerce transactions. It is possible that governments will adopt taxes and enact legislation that may be applicable to us in areas such as content, product distribution, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and re-transmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. Taxes, laws or regulations may limit the growth of the Internet, dampen e-commerce and reduce the number of transactions, increase our cost of doing business or increase our legal exposure. Any of these factors could have a negative effect on our business, revenues, and results of operations and financial condition.

Item 3.   Qualitative and Quantitative Disclosure about Market Risk

          Our sales from inception to date have been made to U.S. Customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At June 30, 1999, our cash and cash equivalents consisted primarily of money market funds and commercial paper held by large institutions in the U.S.

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

          In April 1999, Chemdex issued 2,538,405 shares of Common Stock valued at $13.9 million to VWR in consideration for the Strategic Relationship Agreement and the transfer to Chemdex of information concerning VWR customers. The issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. Based on representations made to Chemdex by the investor, information supplied by Chemdex to the investor and the relationship between Chemdex and the investor, the investor had adequate access to information about Chemdex. In addition, based on representations made to Chemdex by the investor, the investor is an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and was able to bear the financial risk of its investment. The investor represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. Chemdex did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D under the Securities Act.

          On April 30, 1999, Chemdex issued and sold an additional 399,892 shares of its Series C Preferred Stock at a price of $5.716 per share. All of these shares were converted to common shares upon the closing of the Company's initial public offering of common stock. The issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 506 promulgated under Regulation D of the Securities Act as transactions by an issuer not involving any public offering within the meaning of Section 4(2). Based on representations made to Chemdex by the investors, information supplied by Chemdex to the investors and the relationship between Chemdex and the investors, all investors had adequate access to information about Chemdex. Chemdex did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D under the Securities Act. The investors represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. Based on representations made to Chemdex by the investors, the investors were accredited investors within the meaning of Rule 506 of Regulation D under the Securities Act. There were no more than 35 purchasers of securities, as the number is calculated in Rule 501(e) of Regulation D. Based on representations made to Chemdex by the investors, the investors were able to bear the financial risk of their investment.

     On May 11, 1999, Chemdex entered into a Common Stock Purchase Agreement with Biotechnology Industry Organization, pursuant to which Biotechnology Industry Organization purchased 187,500 shares of Common Stock at a price per share of $0.0002. The issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. Based on representations made to Chemdex by the investor, information supplied by Chemdex to the investor and the relationship between Chemdex and the investor, the investor had adequate access to information about Chemdex. In addition, based on representations made to Chemdex by the investor, the investor is an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and was able to bear the financial risk of its investment. The investor represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. Chemdex did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D under the Securities Act.

     During the three months ended June 30, 1999, Chemdex granted stock options to purchase 1,576,680 shares of common stock at prices ranging from $5.00 to $10.00 per share to approximately 144 employees, consultants and directors pursuant to its 1998 Stock Plan. As of June 30, 1999, Chemdex had granted stock options to purchase a total of 4,565,617 shares of common stock at exercise prices ranging from $0.10 to $10.00 per share to a total of approximately 180 employees, consultants and directors pursuant to its 1998 Stock Plan. The issuances described were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.

Item 4.   Submission of Matters to Vote of Security Holders.

          On April 29, 1999 the shareholders constituting at least a) a majority of the outstanding Common and Preferred Stock of the Company, voting together as a single class, and b) a majority of the Series A, Series B, and Series C Preferred Stock, voting together as a single class, adopted the following resolutions by written consent:

 .    that the Certificate of Incorporation of the Company be amended to allow up to 187,500 shares issued related to a strategic relationship be exempt from triggering price-based anti-dilution and also to increase the number of shares issuable to employees, consultants or directors by 1,500,000 shares to be exempt from triggering price-based anti-dilution;

 .    that the number of shares available for grant under the Company's 1998
     Stock Plan be increased by 1,500,000 shares;

     The number of votes cast for, and withheld (not solicited) from the approval of each matter is set forth below:


                      For                      Withheld
                      ---                      --------

                  14,769,328                   8,934,413

          On July 6, 1999 the shareholders constituting a) a majority of the shares of the outstanding Common Stock, b) a majority of the shares of the outstanding Series A Preferred Stock, c) 66-2/3% of the shares of the outstanding Series B Preferred Stock, and d) 60% of the outstanding Series C Preferred Stock of the Company adopted the following resolutions by written consent:

 .    that the Certificate of Incorporation of the Company be amended to effect a reverse split of the Company's capital stock at a ratio of 2 to 1;

 .    that the Certificate of Incorporation of the Company be amended and restated substantially in the form filed as Exhibit 3.2 hereto;

 .    that the Bylaws of the Company be amended and restated substantially in the form filed as Exhibit 3.4 hereto;

 .    that the Employee Stock Purchase Plan, which provides for the issuance and sale of 750,000, plus annual increases, shares of common stock, be adopted and approved;

 .    that the 1999 Directors' Stock Option Plan, which provides for the issuance of 250,000 shares be adopted and approved;

 .    that the 1998 Stock plan be amended to increase the number of shares of
     Common Stock reserved for issuance under the Plan by 1,250,000 to 6,125,000;

     The number of votes cast for, and withheld (not solicited) from the approval of each matter is set forth below:


                      For                      Withheld
                      ---                      --------

                  18,398,202                   5,877,312

Item 6. Exhibits and Reports on Form 8-K.

          a)   Exhibits.

          The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

          Exhibit
          Number         Description
          ------         -----------

          3.2            Amended and Restated Certificate of Incorporation of
                         Chemdex (1)

          3.4            Amended and Restated Bylaws of Chemdex (1)

          4.1            Specimen Stock Certificate (1)

          4.2 Third Amended and Restated Investors' Rights Agreement dated March 24, 1999 (1)

          4.3 Amendment dated May 12, 1999 to Third Amended and Restated Investors' Rights Agreement (1)

          4.4 Common Stock Purchase Warrant dated July 27, 1999 to purchase 25,000 shares of Chemdex common stock issued to Alza Corporation *

          10.1 Form of Indemnification Agreement between Chemdex and each of its officers and directors (1)

     Exhibit
     Number         Description
     ------         -----------

     10.2 Form of Change of Control Agreement between Chemdex, each of its officers and certain employees (1)

     10.3           Change of Control Agreement between Chemdex and Robert A.
                    Swanson. (1)

     10.4           Change of Control Agreement between Chemdex and Charles R.
                    Burke (1)

     10.5           1998 Stock Plan, as amended, and form of option agreement
                    (1)

     10.6 1999 Employee Stock Purchase Plan and form of subscription agreement (1)

     10.7           1999 Directors' Stock Plan (1)

     10.8 Standard Office Lease dated June 11, 1998 between Chemdex and Fabian Partners II, a California General Partnership, as amended. (1)

     10.9 Master Lease Agreement dated January 20, 1999, as amended, between Chemdex and Comdisco, Inc. (1)

     10.10 Starter Kit Loan and Security Agreement dated February 18, 1998 between Chemdex and Imperial Bank (1)

     10.11 Warrant Agreement to Purchase Shares of Series B Preferred Stock of Chemdex dated January 20, 1999 between Chemdex and Comdisco, Inc. (1)

     10.12 Common Stock Purchase Warrant to Purchase Shares of Common Stock of Chemdex dated March 24, 1999 between Chemdex and Galen Partners III, L.P. (1)

     10.13 Common Stock Purchase Warrant to Purchase Shares of Common Stock of Chemdex dated March 24, 1999 between Chemdex and Galen Partners International III, L.P. (1)

     10.14 Common Stock Purchase Warrant to Purchase Shares of Common Stock of Chemdex dated March 24, 1999 between Chemdex and Galen Employee Fund III, L.P. (1)

     10.15 Electronic Commerce Agreement dated January 5, 1998 between Chemdex and Genentech, Inc. (1) (2)

     10.16 Standstill Agreement dated April 23, 1999 between Chemdex and VWR Scientific Products Corporation (1) (2)

     10.17 Strategic Relationship Agreement dated April 30, 1999 between Chemdex and VWR Scientific Products Corporation (1)
                    (2)

     10.18 Joint Marketing Agreement dated May 11, 1999 between Chemdex and Biotechnology Industry Organization (1) (2)

     10.19 Payment Plan Agreement dated February 22, 1999 and related agreements between Chemdex and Oracle Credit Corporation (1)

     10.20 Warrant Purchase Agreement dated July 27, 199 between Chemdex and Alza Corporation *

     27.1           Financial Data Schedule *

     *         Filed herewith.

     (1) Filed as an exhibit to the Registrant's Registration Statement of Form S-1 (Registration No. 333-78505) filed with the Commission on May 14, 1999, as amended, and incorporated herein by reference.

     (2) Portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Act.

     b)        Reports on Form 8-K

               None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 1999.

                                        Chemdex Corporation


                                        By /s/ James G. Stewart
                                           ---------------------------
                                               James G. Stewart
                                               Chief Financial Officer
                                               (Principal Financial Officer)