Form 10-Q
period 1999-09-30
CHEMDEX CORP
filed 1999-11-12
CIK 1047499

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

               For the quarterly period ended September 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

                   For the transition period from     to

                        Commission file number: 0-26811

                               ----------------

                              CHEMDEX CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                              77-0465469
            (State or other jurisdiction              (I.R.S. Employer
            of incorporation or organization)         Identification Number)

                               ----------------

                                3950 Fabian Way
                          Palo Alto, California 94303
                                (650) 813-0300

                  (Address, including zip code, and telephone
            number, including area code, of Registrant's principal
                              executive offices)

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

On November 1, 1999, 32,787,840 shares of the registrant's common stock, $.0002 par value per share, were issued and outstanding.

                              CHEMDEX CORPORATION

                                   FORM 10-Q
                    For the Quarter Ended September 30, 1999

                                     INDEX

 PART I  FINANCIAL INFORMATION                                            PAGE

 Item 1. Financial Statements (Unaudited)

         Condensed Balance Sheets as of September 30, 1999 and December
         31, 1998.......................................................     3

         Condensed Statements of Operations for the Three Months Ended
         September 30, 1999 and September 30, 1998; and the Nine Months
         Ended September 30, 1999 and September 30, 1998 ...............     4

         Condensed Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998 ...................................     5

         Notes to Condensed Financial Statements........................     6

 Item 2. Management's Discussion and Analysis of Operations and
         Financial Condition............................................    12

 Item 3. Qualitative and Quantitative Disclosure about Market Risk......    32

 PART II OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds......................    32

 Item 5. Other Information..............................................    32

 Item 6. Exhibits and Reports on Form 8-K...............................    33

 SIGNATURE...............................................................   35

                              CHEMDEX CORPORATION

                            CONDENSED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                      (Unaudited)       (1)
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $125,562,779   $ 5,990,188
  Accounts receivable, net of allowances of $664,000
   at September 30, 1999, and $2,000 at December 31,
   1998 ............................................    3,629,144        32,259
  Other current assets..............................    3,713,512       286,991
                                                     ------------   -----------
    Total current assets............................  132,905,435     6,309,438
Property and equipment, net.........................    7,212,190     1,558,245
Intangible and other assets.........................   14,677,676       300,472
                                                     ------------   -----------
    Total assets.................................... $154,795,301   $ 8,168,155
                                                     ============   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $  4,426,404   $   543,141
  Accrued compensation..............................    2,475,442       511,578
  Other accrued liabilities.........................    7,711,635       759,654
  Current obligations under capital lease...........          --          5,425
  Current portion of notes payable..................      379,059           --
                                                     ------------   -----------
    Total current liabilities.......................   14,992,540     1,819,798
Notes payable, less current portion.................      590,234           --
Stockholders' equity:
  Convertible preferred stock.......................          --          2,289
  Common stock......................................        6,565           784
  Additional paid-in capital........................  189,384,576    18,378,907
  Deferred compensation.............................   (6,926,489)   (2,992,099)
  Notes receivable from stockholders................   (1,047,047)     (149,717)
  Accumulated deficit...............................  (42,205,078)   (8,891,807)
                                                     ------------   -----------
    Total stockholders' equity......................  139,212,527     6,348,357
                                                     ------------   -----------
    Total liabilities and stockholders' equity...... $154,795,301   $ 8,168,155
                                                     ============   ===========

--------
(1) Derived from audited financial statements

          See accompanying notes to the Condensed Financial Statements

                              CHEMDEX CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                          -------------------------  -------------------------
                              1999         1998          1999         1998
                          ------------  -----------  ------------  -----------
Net revenues............. $  8,490,175  $       --   $ 11,561,238  $     3,500
Cost of revenues.........    8,085,761          --     10,994,266          --
                          ------------  -----------  ------------  -----------
    Gross profit.........      404,414          --        566,972        3,500
Operating expenses:
  Research and
   development...........    5,642,968    1,025,426    11,397,939    1,804,793
  Sales and marketing....    6,903,236      710,127    15,315,708    1,226,075
  General and
   administrative........    2,571,806      489,107     7,198,047    1,101,093
  Amortization of
   deferred
   compensation..........      546,507      103,841     1,445,305      169,859
                          ------------  -----------  ------------  -----------
    Total operating
     expenses............   15,664,517    2,328,501    35,356,999    4,301,820
                          ------------  -----------  ------------  -----------
Operating loss...........  (15,260,103)  (2,328,501)  (34,790,027)  (4,298,320)
Interest expense.........      (60,361)         --       (107,995)      (1,247)
Interest income and
 other, net..............    1,320,902      135,834     1,584,751      209,110
                          ------------  -----------  ------------  -----------
Net loss................. $(13,999,562) $(2,192,667) $(33,313,271) $(4,090,457)
                          ============  ===========  ============  ===========
Basic and diluted net
 loss per share.......... $       (.59) $     (1.21) $      (3.33) $     (2.37)
                          ============  ===========  ============  ===========
Weighted average shares
 of common stock used in
 computing basic and
 diluted net loss per
 share...................   23,639,711    1,816,701    10,007,174    1,723,549


          See accompanying notes to the Condensed Financial Statements

                              CHEMDEX CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Nine Months Ended September 30,
                                             ---------------------------------
                                                   1999             1998
                                             ----------------  ---------------
Operating Activities
Net loss...................................  $    (33,313,271) $    (4,090,457)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization............         1,149,337          150,861
  Amortization of deferred compensation....         1,445,305          169,859
  Amortization of intangible assets........         1,812,965              --
  Interest expense related to warrants.....            79,785              --
  Issuance of common stock for services....           262,641              --
  Loss on sale of equipment................               --            10,559
  Issuance of warrants for rent expense....           375,000              --
Changes in operating assets and
 liabilities:
  Accounts receivable......................        (3,596,885)         (27,150)
  Other current assets.....................        (3,528,315)        (222,812)
  Other assets.............................            84,349         (158,108)
  Accounts payable.........................         3,883,263         (112,594)
  Accrued compensation.....................         1,963,864          177,385
  Other accrued liabilities................         6,949,989           36,727
                                             ----------------  ---------------
Net cash used in operating activities......       (22,431,973)      (4,065,730)
                                             ----------------  ---------------
Investing Activities
Purchases of property and equipment........        (5,671,421)      (1,055,442)
Purchases of short-term investments........               --        (6,593,495)
Proceeds from sale of equipment............               --            36,991
                                             ----------------  ---------------
Net cash used in investing activities......        (5,671,421)      (7,611,946)
                                             ----------------  ---------------
Financing Activities
Principal payments on capital lease
 obligations...............................            (5,425)          (5,704)
Principal payments on notes payable........          (162,568)             --
Net proceeds from issuance of preferred
 stock.....................................        30,197,844       12,975,424
Net proceeds from issuance of common
 stock.....................................       117,639,451           10,258
Repurchase of common stock.................            (3,170)             --
Repurchase of fractional shares............              (870)             --
Payments of stockholders' notes
 receivable................................            10,723              (12)
                                             ----------------  ---------------
Net cash provided by financing activities..       147,675,985       12,979,966
                                             ----------------  ---------------
Net increase in cash and cash equivalents..       119,572,591        1,302,290
Cash and cash equivalents at beginning of
 period....................................         5,990,188        1,346,478
                                             ----------------  ---------------
Cash and cash equivalents at end of
 period....................................  $    125,562,779  $     2,648,768
                                             ================  ===============
Supplemental disclosure of noncash
 activities:
Issuance of shares in exchange for
 stockholders' notes receivable............  $        956,964  $        91,568
Repurchase of common stock issued in
 exchange for stockholders' notes
 receivable................................  $        (30,765) $           --
Equipment purchased under notes payable....  $      1,131,861  $           --
Issuance of common stock for intangible
 asset.....................................  $     13,910,459  $           --
Issuance of shares for services provided...  $      1,781,250  $           --
Issuance of warrants for services..........  $        526,427  $           --
Conversion of preferred to common shares...  $          3,349  $           --
Payments on notes receivable...............  $         18,146  $           --

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

  Chemdex was incorporated in Delaware on September 4, 1997. During the period from inception through November 1998, Chemdex was a development stage company and did not have significant sales. During this period, operating activities related primarily to the design and development of the Chemdex on-line Marketplace, building corporate infrastructure and the establishment of relationships with suppliers and customers. In November 1998, the Company released its on-line marketplace to certain customers and during the first quarter of 1999, the Company entered into an agreement with VWR under which Chemdex recognizes revenue related to certain sales from their joint web site. These sales, combined with increased sales from the Chemdex online marketplace have led to a significant increase in sales for the three and nine months ended September 30, 1999. Chemdex has incurred operating losses to date and had an accumulated deficit of approximately $42.2 million at September 30, 1999. Prior to the Company's initial public offering in July 1999, Chemdex's activities had been primarily financed through sales of equity securities.

  On July 27, 1999, the Company completed an initial public offering in which it sold 7,500,000 shares of Common Stock at $15.00 per share. On August 17, 1999, the underwriters' exercised their over-allotment option for an additional 1,125,000 shares. The Company received $117.6 million in net proceeds, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company's preferred stock, par value $.0002 per share, automatically converted into an aggregate of 16,745,593 shares of Common Stock.

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

  Sales to four significant customers accounted for approximately 32%, 16%, 15%, and 11% respectively, of our revenues in the quarter ended September 30, 1999, and we currently expect to continue to derive a significant portion of our revenues from these customers for the foreseeable future.

                              CHEMDEX CORPORATION

Note 3. Basis of Presentation

  The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 (File Number 333-78505), as amended, and the Company's final prospectus filed July 28, 1999.

Note 4. Net Loss Per Share

  Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. If Chemdex had reported net income, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1.5 million common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method) for the three months ended September 30, 1999. These options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented.

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

  The following table presents the reconciliation between basic and diluted weighted average shares outstanding and those used for the pro forma net loss per share calculation:

                                          Three Months          Nine Months
                                       Ended September 30,  Ended September 30,
                                      --------------------- --------------------
                                         1999       1998       1999      1998
                                      ---------- ---------- ---------- ---------
   Weighted-average shares outstand-
    ing, basic and diluted..........  23,639,711  1,816,701 10,007,174 1,723,549
   Weighted-average conversion of
    convertible preferred stock on
    an if-converted basis...........   4,732,466 11,445,649 11,057,677 6,989,202
                                      ---------- ---------- ---------- ---------
   Weighted-average shares used in
    pro forma calculation...........  28,372,177 13,262,350 21,064,851 8,712,751
                                      ========== ========== ========== =========

                              CHEMDEX CORPORATION

  The following table sets forth the computation of net loss per share:

                                    Three Months               Nine Months
                                Ended September 30,        Ended September 30,
                              -------------------------  -------------------------
                                  1999         1998          1999         1998
                              ------------  -----------  ------------  -----------
   Basic and Diluted net
    loss per share
   Numerator: Net loss......  $(13,999,562) $(2,192,667) $(33,313,271) $(4,090,457)
   Denominator:
     Weighted-average shares
      outstanding basic and
      diluted...............    23,639,711    1,816,701    10,007,174    1,723,549
                              ------------  -----------  ------------  -----------
   Basic and diluted net
    loss per share..........  $       (.59) $     (1.21) $      (3.33) $     (2.37)
                              ============  ===========  ============  ===========
   Pro forma net loss per
    share
   Numerator: Net loss......  $(13,999,562) $(2,192,667) $(33,313,271) $(4,090,457)
   Denominator:
     Weighted-average shares
      outstanding basic and
      diluted...............    28,372,177   13,262,350    21,064,851    8,712,751
                              ------------  -----------  ------------  -----------
   Basic and diluted pro
    forma net loss per
    share...................  $       (.49) $      (.17) $      (1.58) $      (.47)
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

Note 6. Agreement with Biotechnology Industry Organization

  In May 1999, the Biotechnology Industry Organization (BIO) selected Chemdex as its preferred supplier of e-commerce purchasing solutions. As a result, the Company entered into a five-year, exclusive joint marketing agreement with BIO. As part of the joint marketing agreement, Chemdex will discount the fees it charges to BIO members for its solution and will contribute cash payments to a joint marketing fund, to be used in conjunction with both parties' obligations under the joint marketing agreement. In addition, the Company sold 187,500 shares of its common stock to BIO for a nominal amount in consideration for BIO's participation in these joint marketing activities. BIO has the right to use a portion of the cash payments and any proceeds it receives from the sale of the common stock for the benefit of its members and the biotechnology industry. The charge for BIO marketing activities will be expensed to sales and marketing as incurred. The Company recorded the difference between the nominal amount per share price paid by BIO for the purchase of our common stock and the fair value as of May 11, 1999, which is approximately $1.8 million as an intangible asset, which is being amortized ratably over the five-year term of the joint agreement.

                              CHEMDEX CORPORATION

Note 7. Intangible and Other Assets

  Intangible and other assets were comprised of the following:

                                           September 30, 1999 December 31, 1998
                                           ------------------ -----------------
   Deposits and other....................     $   613,099         $300,472
   VWR related intangible, net of amorti-
    zation...............................      12,461,453              --
   BIO related intangible, net of amorti-
    zation...............................       1,603,124              --
                                              -----------         --------
   Total intangible and other assets.....     $14,677,676         $300,472
                                              ===========         ========

Note 8. Investments

  The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income.

Note 9. Deferred Stock-Based Compensation

  We have recorded deferred compensation for options granted in fiscal year 1998 and the nine months ended September 30, 1999 for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28. As of September 30, 1999 we had recorded aggregate deferred stock compensation of $8.7 million. The deferred stock compensation is being amortized over the vesting periods of the stock options. We recognized a total of $.4 million and $1.4 million in stock compensation expense during 1998 and the nine months ended September 30, 1999, respectively. The total charges to be recognized in future periods from amortization of deferred stock compensation as of September 30, 1999 are anticipated to be approximately $.6 million, $2.2 million, $2.2 million, $1.8 million and $.1 million for the remaining three months of 1999 and for 2000, 2001, 2002 and 2003, respectively.

Note 10. Segment Reporting

  During the year ended December 31, 1998 we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial statements. For all periods presented, we have viewed our operations as principally one segment. All of the financial information presented represents information for our principal operating segment.

Note 11. Commitments and Contingencies

  On August 14, 1999, we entered into two leases for our future headquarters in Mountain View, California. The first lease is for 5.4 years, with aggregate payments under the lease totaling $15.5 million. The second lease commences February 1, 2000 and is for 5.1 years. The aggregate payments under the second lease total $4.9 million. We plan to move to our new headquarters during the fourth quarter. We have signed a sub-lease agreement for our existing offices for the reminder of our original lease term. During the third quarter, we entered into a 2.4 year financing arrangement for a portion of our insurance expenses, payments under this arrangement total $1.0 million to be paid in 29 equal monthly installments. Future minimum lease payments under non-

                              CHEMDEX CORPORATION
cancelable operating leases entered during the quarter ended September 30, 1999 are $.5 million in 1999, $3.9 million in 2000, $4.2 million in 2001, $3.9 million in 2002, $4.0 million in 2003, $4.1 million in 2004, and $.7 million thereafter.

Note 12. Related Party Transactions

  VWR's President and Chief Executive Officer is a director of the Company. In addition, VWR owns 2,538,405 shares of our common stock. VWR and Chemdex jointly market VWR core products and Chemdex core products to VWR's existing and new customers and jointly solicit several key existing VWR suppliers to distribute, market and sell their products through the Chemdex Marketplace. VWR currently performs some of the billing and cash collection functions for the sale of jointly marketed products until these functions can be transitioned to Chemdex. With respect to sales of VWR core products, we act as an intermediary and forward orders received through the Chemdex Marketplace to VWR for fulfillment and customer service. We receive no fee for orders for VWR core products from VWR's 40 largest customers and we receive a minimal fee for all other orders for VWR core products forwarded to VWR. We are responsible for fulfillment and customer service for all Chemdex core product and orders for third party products received from VWR customers through the Chemdex Marketplace. Under the terms of the agreement, VWR provides support for the purchase of third party products in return for a fee which approximates VWR's costs incurred.

  On September 22, 1999 the Company entered into a definitive agreement to acquire Promedix, a provider of e-commerce solutions for healthcare purchasing professionals. CMGI and/or its affiliates beneficially own 2,728,357 shares of Chemdex common stock, representing approximately 8.3% of the outstanding Chemdex common stock, and 3,996,800 shares of Promedix preferred stock, representing approximately 42.3% of the outstanding Promedix capital stock. Following consummation of the merger, CMGI and/or its affiliates will beneficially own approximately 18.9% of the outstanding Chemdex common stock. Jonathan D. Callaghan is a general partner of CMGI@ventures, a CMGI affiliate, and is a member of both the Chemdex board of directors and the Promedix board of directors.

Note 13. Recent Accounting Pronouncements

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

  In March 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize some of the costs related to internal-use software once the applicable criteria have been met. We expect that the adoption of SOP No. 98-1 will not have a material impact on our financial position or results of operations. The Company will adopt this standard in fiscal 2000.

Note 14. Proposed acquisition of Promedix, Inc.

  On September 22, 1999 the Company entered into a definitive agreement to acquire Promedix, Inc., a provider of e-commerce solutions for healthcare purchasing professionals. Promedix is a privately held Company based in Salt Lake City, Utah. Promedix links buyers and suppliers of specialty medical products, providing healthcare professionals with a one-stop shop for product research, purchase and order fulfillment through

                              CHEMDEX CORPORATION
relationships with distributors and manufacturers. Under the terms of the merger agreement, the Company will issue approximately 12.1 million shares of its common stock for all of the outstanding preferred and common stock of Promedix based on an exchange ratio of the Company's common stock for each share of Promedix preferred and common stock determined on the closing date of the transaction. The transaction will be accounted for as a purchase. The Company's preliminary unaudited estimate of the total purchase consideration is approximately $315.8 million, based on the fair value at the time of the announcement of the acquisition, of common stock to be issued. Under a provision in the agreement, Chemdex or Promedix could be required to pay the other party a $10 million cancellation fee if the merger is terminated for specified reasons. Chemdex has agreed to lend Promedix $10 million, with an interest rate of 9%. At September 30, 1999, no borrowings were outstanding. The stock issuance by Chemdex has been approved by the Chemdex board of directors, and the merger has been approved by the board of directors of Promedix, but is subject to several conditions, including approval by both companies' stockholders.

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

Overview

  Chemdex is a leading provider of e-commerce solutions to the life sciences research products market. The Chemdex Marketplace is a secure, Internet-based purchasing solution that enables enterprises, researchers and suppliers to efficiently buy and sell life sciences research products.

  We were formed in September 1997 and began offering products for sale on the Chemdex Marketplace in November 1998. During the period from September 1997 through November 1998, we were a development stage enterprise and did not have significant sales. Our operating activities during this period were related primarily to the design and development of the Chemdex Marketplace, building our corporate infrastructure, establishing relationships with suppliers and customers and raising capital. To date, revenues have been derived from sales of life sciences research products through the Chemdex Marketplace and through our strategic relationship with VWR. We have grown our organization by hiring personnel in key areas, particularly sales, research and development and marketing.

  We have incurred significant losses since inception, including $14.0 million in the third quarter of 1999, and, as of September 30, 1999, we had an accumulated deficit of approximately $42.2 million. We believe our success depends on establishing additional key strategic supplier and customer relationships, enhancing the features and functionality of the Chemdex Marketplace and enterprise purchasing solution, and accelerating market awareness and demand for the Chemdex Marketplace. From inception, we have increased our level of spending to build our infrastructure and to develop our Chemdex Marketplace. We intend to continue to invest heavily in sales, marketing and research and development and administrative activities and to increase other operating expenses as required to integrate the operations and technologies of any future acquisitions. We anticipate that these expenses could significantly precede any revenues generated by this increased spending. We have limited operating history upon which to base an evaluation of our business and we cannot assure you that our revenues will increase in future periods. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as internet based business-to-business commerce.

  Our gross margin for the three months ended September 30, 1999 was approximately 4.8%. Distributors in general operate on very low margins. This is especially true in the life sciences research products market. Our gross margins on sales of life sciences research products are small relative to the margins earned by traditional distributors of life sciences research products. If we are unable to increase our revenues at a greater rate than our related costs, our margins may be reduced further, or possibly eliminated, which would have a significant negative impact on our financial results. We are dependent on the discounts we receive from our suppliers, and thus we are vulnerable to any potential decrease in these discount rates. Any such decrease would have a significant negative impact on our financial results. If we do not increase these discounts, and substantially increase our revenues and scale our business in a manner that generates significant operating efficiencies, including further automation of our purchasing solution, we may not be able to achieve profitability.

  Sales to four significant customers accounted for approximately 32%, 16%, 15%, and 11% respectively, of our revenues in the quarter ended September 30, 1999, and we currently expect to continue to derive a significant portion of our revenues from these customers for the foreseeable future. Our agreement with one customer, in connection with its role as our initial test location for our purchasing solution, provides that Chemdex will not receive price discounts on products of some suppliers purchased by that customer if that customer purchases specified minimum quantities of product through the Chemdex Marketplace. As a result, we receive little or no gross margins on sales of these supplier products to that customer. The loss of revenues from any of our significant customers would have a significant negative effect on our business, revenues, results of operations and financial condition.

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

  During the first quarter of 1999, we entered into an agreement with VWR Scientific Products Corporation to jointly market VWR laboratory products using the Chemdex e-commerce platform. The agreement gives us the right to offer approximately 350,000 VWR-distributed products to our customers through the Chemdex Marketplace. VWR and Chemdex are jointly developing an Internet purchasing solution for VWR's existing and future customers that will provide access to three categories of products:

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

  We also entered into a five-year, exclusive joint marketing agreement with the Biotechnology Industry Organization (BIO), and sold 187,500 shares of our common stock to BIO for a nominal amount of consideration. We recorded the difference between the nominal amount per share price paid by BIO and the fair value as of the date of issuance, which is approximately $1.8 million as an intangible asset which is being amortized over the five-year term of the joint marketing agreement as a sales and marketing expense. Amortization related to the VWR and BIO agreements for the three and nine months ended September 30, 1999 was $1.0 million and $1.6 million respectively.

Results of Operations for the Three and Nine Months Ended September 30, 1999

 Net revenues

  Net revenues increased from zero in the third quarter of 1998 to $8.5 million in the third quarter of 1999. For the nine months ended September 30, 1999, net revenues increased by $11.6 million from the same period in the prior year. The significant growth in product sales was due to the launch of the Chemdex Marketplace in the fourth quarter of 1998, and sales generated as a result of the VWR agreement. Further, revenues have increased significantly due to the increase in customer base and increased market acceptance. Net revenues consist primarily of product sales to customers and charges to customers for outbound freight. Under most of our supplier agreements we are acting as a principal in purchasing products from our suppliers and reselling them to our customers so that we recognize revenues equal to the amount paid by our customers and cost of revenues equal to the amount we pay to our suppliers for these products. Under our principal-based agreements, we are responsible for selling the products, collecting payment from customers, ensuring that the shipment reaches customers and processing returns. In addition, we take title to products upon shipment and bear the risk of loss for collection, delivery and merchandise returns from customers. Some of our agreements with our suppliers treat us as an agent of the supplier, in which case we receive a percentage fee on product sales. We recognize revenue from product sales, net of any discounts, and from fees under our agency-based supplier agreements, when the products are shipped to customers. Products are shipped directly to customers by suppliers based on customer delivery date specifications.

 Cost of Revenues and Gross Profit

  Cost of revenues increased from zero in the third quarter of 1998 to $8.1 million in the third quarter of 1999. For the nine months ended September 30, 1999, cost of revenues increased by $11.0 million from the same period in the prior year. Cost of revenues consists primarily of the costs of acquiring products from our suppliers for sale to our customers. During the three and nine months ended September 30, 1999, cost of revenues, in absolute dollars, increased consistent with the significant increases in revenues. Our gross margin for the quarter ended September 30, 1999 was approximately 4.8%. The low gross margin on product sales, primarily all of which were recognized under principal-based agreements, was due to our accepting low margins in order to increase early sales volume, customer adoption, and awareness of the Chemdex brand. Further, gross margins will fluctuate period to period based on the product mix sold during the period. While margins on recently signed supplier agreements continue to improve, we expect margins to remain low until we are able to renegotiate higher discounts on earlier supplier agreements, and increase volumes of revenues through more recently signed suppliers with higher gross margins.

 Operating Expenses

  Research and Development. Research and development expenses increased from $1.0 million in the third quarter of 1998 to $5.6 million in the third quarter of 1999. For the nine month period ended September 30, 1999, research and development costs increased by $9.6 million from the same period in the prior year. Research and development expenses consist of personnel and other expenses associated with developing, updating, and enhancing software in support of the Chemdex Marketplace. Our research and development expenses have increased each quarter since inception primarily due to increased staffing and associated costs related to the design and development and maintenance of the Chemdex Marketplace, and content and design expenses. We believe that our success is dependent in large part on continued enhancement and development of the Chemdex Marketplace. Accordingly, we expect research and development expenses to continue to increase in future periods.

  Sales and Marketing. Sales and marketing costs increased from $.7 million in the third quarter of 1998 to $6.9 million in the third quarter of 1999. For the nine month period ended September 30, 1999, sales and marketing expenses increased $14.1 million over the same period in the prior year. Sales and marketing expenses consist primarily of advertising and promotion in support of the development of our marketing strategy, payroll and related expenses for personnel engaged in supplier relations, enterprise sales activities, enterprise account management, and amortization expenses related to our VWR and BIO agreements. Sales and marketing expenses have increased since inception as we have continued to expand our sales and marketing efforts primarily with relation to our corporate marketing and branding strategy. We intend to continue to aggressively expand our supplier and customer relationships and to expand our brand awareness. We expect sales and marketing expenses to increase in future periods.

  General and Administrative. General and administrative costs increased from $.5 million in the third quarter of 1998 to $2.6 million in the third quarter of 1999. For the nine months ended September 30, 1999, general and administrative costs increased by $6.1 million from the same period in the prior year. General and administrative expenses consist primarily of salaries, fees for professional services and lease expenses. General and administrative expenses have increased primarily as a result of the addition of finance and administrative personnel, costs of leasing additional office space to support our growth, and expenses related to increased professional service fees. We expect general and administrative expenses to increase in future periods to support our expanded operations.

  Amortization of Deferred Compensation. We have recorded aggregate deferred compensation charges of $8.7 million in connection with some of the stock options we granted through September 30, 1999. For the quarter ended September 30, 1998 and 1999, we expensed $.1 million and $.5 million, respectively, related to the amortization of deferred compensation. Further, for the nine months ended September 30, 1998 and 1999, we expensed $.2 million, and $1.4 million respectively, related to the amortization of deferred compensation. The deferred compensation amounts are being amortized over the vesting period of the stock options which is generally four years.

 Interest Expense

  Interest expense increased from zero in the third quarter of 1998 to $60,000 in the third quarter of 1999. For the nine month period ended September 30, 1999, interest expense increased $107,000 from the same period in the prior year. Interest expense consists primarily of interest related to financed equipment and other financing arrangements.

 Interest and other Income, Net

  Interest and other income, net increased from $.1 million in the third quarter of 1998 to $1.3 million in the third quarter of 1999. Further, for the nine month period ended September 30, 1999, interest and other income, net increased $1.4 million from the same period in the prior year. Interest and other income, net has been derived primarily from earnings on investments in cash equivalent securities. Interest during the third quarter of 1999 increased significantly due to increased cash and cash equivalents resulting from our initial public offering on July 27, 1999.

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

Liquidity and Capital Resources for the Nine Months Ended September 30, 1999

  In July 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $117.6 million. As of September 30, 1999, our principal sources of liquidity included approximately $125.6 million of cash and cash equivalents, $4.1 million in equipment financing arrangements, and $1.0 million in other financing arrangements. The equipment arrangements include an agreement for $1.1 million that provides for 12 equal quarterly payments of the financed amount commencing May 1, 1999, with interest of approximately 13% per year, and a $3.0 million equipment lease line agreement with a financial institution for a term of 48 months, with interest of approximately 13% per year. The other lease arrangements include an agreement for $1.0 million that provides for 29 equal monthly payments commencing August 27, 1999, with interest of approximately 7% per year. At September 30, 1999 there was $1.0 million in borrowings outstanding under the equipment financing arrangements, and $.9 million under other financing arrangements.

  Net cash used in operating activities totaled $22.4 million and $4.1 million in the first nine months of 1999 and 1998, respectively. The net cash used in operating activities in the first nine months of 1999 was primarily due to our net losses, which were partially offset by non-cash charges of depreciation and amortization of deferred compensation, amortization of intangible assets, and increases in accounts payable, accrued liabilities, and accrued compensation.

  Net cash used in investing activities totaled $5.7 million in the first nine months of 1999. We have made substantial investments in computer equipment, computer software, office furniture and leasehold improvements during the current year. Net cash used in investing activities in the first nine months of 1998 was $7.6 million and primarily related to purchases of short term investments, computer equipment, and office furniture.

  Net cash provided by financing activities was $147.7 million in the first nine months of 1999 and $13.0 million for the first nine months of 1998. Net cash from financing activities during 1998 resulted primarily from the sale of preferred stock. Net cash provided by financing activities in the first nine months of 1999, resulted primarily from the sale of preferred and common stock partially offset by payments made on notes payable.

  We currently anticipate that cash and cash equivalents at September 30, 1999, together with our equipment lease line, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis until we achieve profitability, if ever. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

 Our Testing of Our Online Marketplace Application Software

  We have internally reviewed the Chemdex Marketplace application software. We have performed industry-standard procedures to test our internally developed applications for year 2000 compliance. Based on our testing, we believe that our internally developed applications and systems are designed to be year 2000 compliant. In addition, we hired a consultant to perform additional testing, including a year 2000 readiness audit of our internally developed on-line application software. The consultant's audit report concluded that our on-line application software is year 2000 compliant.

  Assessment of Third-Party Equipment and Software. We utilize third-party equipment and software that may not be year 2000 compliant. Failure of third-party equipment or software, or the interface of our applications with this equipment or software, could result in a material adverse effect on our business, results of operations and financial condition. We have finished assessing the year 2000 risks of our third-party desktop systems that are unrelated to the Chemdex Marketplace. We have contacted the vendors of most of our third-party software and equipment to assess the year 2000 risks of our third-party systems that are unrelated to the Chemdex Marketplace. We have received year 2000 compliance letters from some of these vendors. We are also in the process of contacting the few remaining vendors with whom we have not yet spoken in order to assess their year 2000 compliance. Based on these vendors' representations, we have put a plan in place to upgrade our third-party systems in order to be year 2000 compliant. The failure of these vendors to address Year 2000 issues may require us to seek alternative vendors or, if possible, to develop our own solutions. The time and resources required to find alternative vendors and to transition our systems could increase our costs of doing business, require to find alternative vendors and to transition our systems could increase our costs of doing business, require us to allocate our own resources away from our core business, and delay development of our own technology and operations.

  Interaction of Our Marketplace with Supplier and Customer Systems. The success of our efforts may depend on the success of our suppliers, customers and strategic partners in dealing with their year 2000 issues. Many of these organizations' systems may not yet be year 2000 compliant and the impact of failure of these systems on the Chemdex Marketplace is difficult to determine. The availability of products from our suppliers and the purchasing patterns of our customers or potential customers may be affected by year 2000 issues.

  In addition, until some of the billing and cash collection functions for the sale of third-party products are transitioned to us, we are dependent upon VWR's systems, which may not be year 2000 compliant, for receiving payment for third-party products. If the systems of any of our suppliers or customers, and particularly, if VWR's billing and cash collection systems, are not year 2000 compliant, our business, revenues, results of operations and financial condition could be severely harmed.

  According to its public filings, VWR is in the process of implementing enhancements to its computer systems to satisfy its future requirements. During 1998, VWR purchased an enterprise-wide computer system package that is replacing many of VWR's systems, including order entry, purchasing, and financial systems. VWR completed the initial rollout of the new systems during the fourth quarter of 1998. VWR had an external review conducted by an independent information technology-consulting firm to identify legacy computer systems that could be affected by the year 2000 issue, when they would be affected, and how the year 2000 issues may be remedied. The extent of year 2000 remediation performed by VWR was coordinated with the new systems implementation timetable. VWR is still transitioning to its new system as of September 30, 1999. VWR's new system, together with other planned system changes, was intended to address its year 2000 issues.

 Our Contingency Planning Effort

  We are engaged in an ongoing year 2000 assessment and are gathering information for the development of contingency plans. We are in the process of contacting our strategic partners and major customers to gauge their year 2000 compliance and request year 2000 compliance information and letters. The nature and extent of our contingency plans will depend on the responses received from our critical suppliers, strategic partners and major customers. We have identified our worst-case scenario resulting from a year 2000 failure. We have a contingency plan in place that will be continually updated and implemented as we get closer to year end.

 Costs of Addressing Year 2000 Compliance

  To date, our costs to address year 2000 compliance have been approximately $700,000 and are included in operating expenses funded from working capital. We anticipate the additional costs to address year 2000 compliance will be approximately $300,000. We currently have not deferred other information technology projects due to our year 2000 efforts. Any year 2000 compliance problem experienced by us, our customers, suppliers or strategic partners could decrease the demand for or availability of our products.

Factors Affecting our Business Condition

  In addition to the other information included in this document, the following factors should be considered in evaluating our business and future prospects:

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

  In 1998, we generated revenues of $29,000 and in the nine months ended September 30, 1999 we generated revenues of $11.6 million. Due to our limited operating history, we believe that period-to-period comparisons of our revenues and results of operation are not meaningful. As a result, you should not rely on our revenues or results of operations for any prior period as an indication of future performance or prospects.

We have a history of losses and anticipate continued losses for the foreseeable future

  We have had substantial losses since our inception. We currently expect our losses to increase in the future and we cannot assure you that we will ever achieve or sustain profitability. As of September 30, 1999, we had an accumulated deficit of approximately $42.2 million. The extent of these losses will be contingent, in part, on the amount of growth in our revenue. The extent of these losses will also be contingent, in part, on the amount of growth in our operating expenses, which we plan to increase. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels accordingly, the imbalance between revenues and operating expenses will negatively affect our business, revenues, results of operations and financial condition.

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

Our gross margins are low and we will have to increase productivity in our business to be profitable

  Our gross margin for the nine months ended September 30, 1999 was approximately 4.9%. We are dependent on the price discounts we receive from our suppliers, and thus we are vulnerable to any decrease in these discount rates. Any decrease would have a significant negative impact on our financial results. Our gross margins on sales of life sciences research products are small relative to the margins earned by traditional distributors of life sciences research products. If we do not increase these discounts, substantially increase our revenues, and scale our business in a manner that generates increased productivity, including further automation of our purchasing solution, we may never achieve profitability. Distributors, in general, operate with low margins. This is especially true in the life sciences research products market.

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

We will be very dependent on our strategic relationship with VWR for the foreseeable future

  We have entered into a strategic relationship agreement with VWR Scientific Products Corporation to jointly market VWR laboratory products using the Chemdex Marketplace. The agreement gives us the right to offer approximately 350,000 VWR-distributed products to our customers through the Chemdex Marketplace. VWR and Chemdex have jointly developed an Internet purchasing solution for VWR's existing and future customers that provides access to three categories of products:

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

The Chief Executive Officer of VWR is a member of our Board of Directors, which may lead to conflicts of interest that could be detrimental to us

  Paul Nowak, the President and Chief Executive Officer of VWR, is a member of our board of directors. This may lead to conflicts of interest, as VWR is one of the laboratory supply industry's largest distributors and is a potential competitor of ours. In addition, VWR has entered into and may in the future enter into relationships with our competitors, other suppliers or our customers. Although we intend to have Mr. Nowak excuse himself from Board discussions that involve potential conflicts of interest, we cannot be sure that this will minimize these conflicts of interests or that Mr. Nowak's position as a member of our Board of Directors will not operate to our detriment.

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

If we do not successfully develop and timely introduce new versions of our purchasing solution in the next several months our business will be harmed

  New releases are planned to include significant enhancements to the user interfaces, database management and search technology, and security controls. The planned timing of introduction of new releases of our purchasing solution is a forward-looking statement that is subject to risks and uncertainties, and actual timing may differ materially from that set forth in these forward-looking statements as a result of a number of factors. Enhancing and introducing new technology into our purchasing solution involves numerous technical challenges and substantial personnel resources, and often takes many months to complete. We cannot be certain that we will be successful at enhancing or integrating this technology into our Internet-based purchasing solution on a timely basis, or in accordance with our milestones or our product release objectives. In addition, we cannot be certain that, once integrated, this technology or our Internet-based purchasing solution will function as expected. If we are unable to enhance and integrate this new technology into our purchasing solution on a timely basis, we may lose customers or experience difficulty obtaining new customers, which could adversely affect our business, revenues, financial condition and results of operations. Major enhancements and new solutions and services often require long development and testing periods. In addition, our Internet-based purchasing solution is complex and, despite vigorous testing and quality control procedures, may contain undetected errors or "bugs" when first introduced or updated. Any inability to timely deliver a quality solution and services could have a negative effect on our business, revenues, financial condition and results of operations.

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

We will need to manage our expanding business effectively in order to meet customer and investor expectations

  We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant demand on our sales, marketing, managerial, operational, financial and other resources. If we cannot manage our growth effectively, it is likely that our revenues and results of operations will not meet customer and investor expectations. As of September 30, 1999, we had grown to approximately 175 employees. We expect to hire a significant number of new employees to support our business.

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

We expect the price of our common stock to be volatile

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

We may require additional capital for our operations that could have a negative effect on your investment

  We currently anticipate that cash and cash equivalents at September 30, 1999, together with our existing borrowing arrangements and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This is a forward-looking statement that is subject to risks and uncertainties and actual results may differ materially from those described in this forward-looking statement. We may need to raise additional funds in the future in order to fund rapid expansion, to pursue customer sales and implementation, to develop new or enhanced solutions and services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

  Our sales from inception to date have been made to U.S. Customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. At September 30, 1999, our cash and cash equivalents consisted primarily of money market funds and commercial paper held by large institutions in the U.S.

                          Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

  On July 27, 1999, Chemdex issued 8,625,000 shares of Common Stock, including the underwriters' overallotment, with net proceeds to the Company of $117.6 million. Morgan Stanley Dean Witter, BancBoston Roberston Stephens, and Volpe Brown Whelan & Company were the managing underwriters in the offering. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-78505).

  On July 27, 1999, all outstanding preferred shares were automatically converted to common shares in a 1:1 ratio. The Company plans to use the proceeds from the offering to fund continuing operations.

  We paid a total of $9.1 million in underwriting discounts and commissions associated with our initial public offering. We incurred approximately $2.7 million in additional offering related costs. After deducting the underwriting discounts and commissions and other offering expenses, net proceeds to the Company were approximately $117.6 million.

Item 5. Other Information

  On September 22, 1999 the Company entered into a definitive agreement to acquire Promedix, Inc., a provider of e-commerce solutions for healthcare purchasing professionals. Promedix is a privately held Company based in Salt Lake City, Utah. Promedix links buyers and suppliers of specialty medical products, providing healthcare professionals with a one-stop shop for product research, purchase and order fulfillment through relationships with distributors and manufacturers. Under the terms of the merger agreement, the Company will issue approximately 12.1 million shares of its common stock for all of the outstanding preferred and common stock of Promedix based on an exchange ratio of the Company's common stock for each share of Promedix preferred and common stock determined on the closing date of the transaction. The transaction will be accounted for as a purchase. The Company's preliminary unaudited estimate of the total purchase consideration is approximately $315.8 million, based on the fair value at the time of the announcement of the acquisition, of common stock to be issued. Under a provision in the agreement, Chemdex or Promedix could be required to pay the other party a $10 million cancellation fee if the merger is terminated for specified reasons. As part of the agreement, Chemdex agreed to lend Promedix $10.0 million at an interest rate of 9%. At September 30, 1999, no borrowings were outstanding. The stock issuance has been approved by the Chemdex board of directors and the merger has been approved by the board of directors of Promedix, but is subject to several conditions, including approval by both companies' stockholders. The Company continues to consider agreements to acquire additional companies in new verticals in order to expand its market presence.

Item 6. Exhibits and Reports on Form 8-K.

  a) Exhibits.

  The following is a list of exhibits filed as part of this Report on Form 10-
Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

 Exhibit
 Number                                Description
 -------                               -----------
   3.2   Amended and Restated Certificate of Incorporation of Chemdex (1)

   3.4   Amended and Restated Bylaws of Chemdex (1)

   4.1   Specimen Stock Certificate (1)

   4.2   Third Amended and Restated Investors' Rights Agreement dated March 24,
         1999 (1)

   4.3   Amendment dated May 12, 1999 to Third Amended and Restated Investors'
         Rights Agreement (1)

   4.4   Common Stock Purchase Warrant dated July 27, 1999 to purchase 25,000 shares of Chemdex common stock issued to Alza Corporation (3)

  10.1 Form of Indemnification Agreement between Chemdex and each of its officers and directors (1)

  10.2 Form of Change of Control Agreement between Chemdex, each of its officers and certain employees (1)

  10.3   Change of Control Agreement between Chemdex and Robert A. Swanson (1)

  10.4   Change of Control Agreement between Chemdex and Charles R. Burke (1)

  10.5   1998 Stock Plan, as amended, and form of option agreement (1)

  10.6   1999 Employee Stock Purchase Plan and form of subscription agreement
         (1)

  10.7   1999 Directors' Stock Plan (1)

  10.8   Standard Office Lease dated June 11, 1998 between Chemdex and Fabian
         Partners II, a California General Partnership, as amended (1)

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

  10.15 Electronic Commerce Agreement dated January 5, 1998 between Chemdex and Genentech, Inc. (1) (2)

  10.16  Standstill Agreement dated April 23, 1999 between Chemdex and VWR
         Scientific Products Corporation (1) (2)

  10.17 Strategic Relationship Agreement dated April 30, 1999 between Chemdex and VWR Scientific Products Corporation (1) (2)

 Exhibit
 Number                               Description
 -------                              -----------
  10.18  Joint Marketing Agreement dated May 11, 1999 between Chemdex and
         Biotechnology Industry Organization. (1) (2)

  10.19 Payment Plan Agreement dated February 22, 1999 and related agreements between Chemdex and Oracle Credit Corporation. (1)

  10.20  Warrant Purchase Agreement dated July 27, 1999 between Chemdex and
         Alza Corporation. (3)

  10.21  Office lease dated August 13, 1999 between Chemdex and Alza
         Corporation for space located at 1000 Joaquin Road, Mountain View,
         California. *

  10.22  Office lease dated August 13, 1999 between Chemdex and Alza
         Corporation for space located at 1500 and 1550 Plymouth Street, Mountain View, California. *

  10.23 Voting Agreement dated September 21, 1999 between Chemdex and certain stockholders of Promedix.com, Inc.(4)

  10.24  Employment Agreement dated September 21, 1999 between Chemdex and
         William Klintworth. (4)

  10.25 Change of Control Agreement dated September 21, 1999 between Chemdex and William Klintworth.(4)

  10.26 Affiliates Agreement dated September 21, 1999 between Chemdex and certain stockholders of Promedix.com, Inc.(4)

  10.27  Secured Promissory Note and Agreement dated September 21, 1999 from
         Promedix.com, Inc. to Chemdex and related Security agreement.(4)

  10.28  Noncompetition Agreement dated September 21, 1999 between Chemdex and
         William Klintworth. (4)
  27.1   Financial Data Schedule *

--------
*  Filed herewith.
(1) Filed as an exhibit to the Registrant's Registration Statement of Form S-1 (Registration No. 333- 78505) filed with the Commission on May 14, 1999, as amended, and incorporated herein by reference.
(2) Portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Act.
(3) Filed as an exhibit to the Company's 10-Q for the period ended June 30, 1999, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's S-4 filed on November 10, 1999, and incorporated herein by reference.

  b) Reports on Form 8-K

    None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1999.

                                          Chemdex Corporation

                                                   /s/ James G. Stewart
                                          By __________________________________
                                                     James G. Stewart
                                                  Chief Financial Officer
                                               (Principal Financial Officer)