Form 10-K
period 1999-12-31
VENTRO CORP
filed 2000-03-15
CIK 1047499

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number: 0-26811

                              VENTRO CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                 77-0465496
 (State or other jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                Identification Number)

                 1500 Plymouth Street, Mountain View, CA 94043
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 567-8900

          Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange
     Title of each class         on which registered
     -------------------        ---------------------
Common Stock, $.0002 par value         Nasdaq

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At February 10, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2,239,536,000.

   At March 2, 2000, the number of shares of Common Stock outstanding was 44,730,089.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement for the Company's 2000 Annual Meeting of
                   Stockholders--Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Ventro Corporation

                            Form 10-K Annual Report
                  For the Fiscal Year ended December 31, 1999

                                                                          Page
                                                                          ----
                                    PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................   24

 Item 3.  Legal Proceedings.............................................   24

 Item 4.  Submission of Matters to a Vote of Security Holders...........   24

                                    PART II

          Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters...........................................   25

 Item 6.  Selected Consolidated Financial Data..........................   26

          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Result of Operations......................................   26

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....   36

 Item 8.  Financial Statements and Supplementary Data...................   37

          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   58

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant............   58

 Item 11. Executive Compensation........................................   58

          Security Ownership of Certain Beneficial owners and
 Item 12. Management....................................................   58

 Item 13. Certain Relationships and Related Transactions................   58

                                    PART IV

          Exhibits, Financial Statements Schedules and Reports on Form
 Item 14. 8-K...........................................................   59

                                    PART I

ITEM 1. BUSINESS

Overview

   We are a leading builder and operator of vertical business-to-business e-commerce marketplace companies. Our platform of enabling technologies and operating capabilities allows us to rapidly enter new markets while realizing economies of scale. Our solutions benefit suppliers by permitting them to lower sales and marketing costs as well as to improve inventory management and product delivery. Customers enjoy a significantly enhanced purchasing system that provides access to a broad range of basic and specialized products, increased flexibility and a reduction in the cost of the procurement process.

   We created Ventro in February 2000 to expand the scope of our marketplace companies by leveraging the assets and experience that we gained in building and operating Chemdex, our marketplace for life sciences research products. In addition to Chemdex, we currently operate or are developing three additional Ventro marketplaces: Promedix, for the specialty medical products market; Broadlane, for the high-volume, hospital and medical supplies market; and Industria Solutions, for the fluid processing market. Prior to December 31, 1999, we operated solely in one industry and geographic segment; domestic life science research product sales.

   We provide a secure, Internet-based solution that enables us to buy products from suppliers and resell them to customers while streamlining business processes, increasing productivity and reducing costs throughout the supply chain. Our platform employs a robust database architecture, advanced search engines and transaction software that enable users to easily identify, locate and purchase the products they need. We have entered into agreements with leading companies in each of the Ventro marketplaces, including VWR, Tenet Healthcare and DuPont. With our strategic relationships with Ariba, Commerce One, Concur Technologies and IBM, we offer customers and suppliers the ability to directly connect their enterprise software to our marketplace. We believe this extensive system integration provides a key competitive advantage for Ventro companies, as customers and suppliers can directly link their front and back offices to the Ventro marketplace and increase the automation of their procurement and order fulfilment processes. We also provide professional and implementation services to enable market participants to take full advantage of our operating capabilities.

Growth Strategy

   We intend to build and operate leading vertical business-to-business e-commerce marketplace companies. In order to achieve this objective, our strategy includes of the following:

   Leverage Our Platform. We intend to leverage our technology architecture, operating capabilities and marketplace experience from our Chemdex Marketplace to create vertical markets in a variety of industries. We have created a scalable and adaptable technology architecture and established a substantial operating capability, including transaction processing and customer service. We believe this platform allows us to rapidly enter targeted vertical markets and provides customers and suppliers with substantial benefits over traditional procurement methods. In order to optimize our technology architecture and operating capability, and to promote widespread adoption of our solution, we currently have, and intend to continue to pursue, strategic relationships with industry leaders.

   Be the Market Leader in the Most Attractive Markets. We target marketplaces where we believe we can be the market leader. In addition, we have a disciplined approach for identifying and entering the markets that we believe are most attractive. Generally we target large, fragmented markets where we believe the aggregation enabled by our vertical marketplace will provide significant value to customers and suppliers. The purchasing decision for products within these markets will also typically require a high level of information, which our solution is specifically designed to provide.

   Scale Operations Rapidly. We intend to rapidly grow our market share in each new vertical marketplace that we develop. Because of the fixed cost of technology and other infrastructure, we believe this expansion will provide us economies of scale and help us quickly build a leadership position. We intend to accelerate our entry into new markets by partnering with the leading companies in the sector. We may initially enter a new vertical market by acquiring companies with the necessary industry-specific expertise or by establishing new companies that may be funded by us and by our industry, strategic and financial partners. In all markets that we choose to enter, we will seek to establish the leading brand.

   Expand Internationally. We believe the international scope of the Internet, the global reach of many of our customers and suppliers and the worldwide demand for the products in markets we serve presents us with opportunities to grow our marketplaces internationally. We intend to leverage our platform, existing supplier relationships and marketplace expertise to expand first in Europe, and later to other international markets where we believe there are significant opportunities.

Markets

   We continually evaluate opportunities in many vertical markets and are currently pursuing opportunities in the following markets:

   Life Sciences Research Products

   According to the Laboratory Products Association, the North American life sciences research products market was estimated to be approximately $9.4 billion in 1998. We believe there is also a significant opportunity in the life sciences research products market outside of North America, particularly in Europe and Japan. The growth in these markets is driven by increasing research and development expenditures by pharmaceutical and biotechnology companies as well as an increase in the level of research funding available for grant by the National Institutes of Health, similar international government agencies and private foundations. Research and development budgets have been increasing as new discovery tools, such as genomics, combinatorial chemistry and high-throughput screening are developed and utilized. These new technologies allow researchers to experiment with thousands of chemical compounds simultaneously, which requires extensive use of reagents and other life sciences research products.

   The life sciences research products market is highly fragmented. We believe there are over 5,000 suppliers offering more than one million products, many of which are highly specialized. Life sciences research products include reagents, chemical compounds, specialty chemicals, consumables, research instruments and other equipment. The primary purchasers and users of life sciences research products are research scientists working in pharmaceutical and biotechnology companies, and academic and research institutions.

   Specialty and High Volume Medical Products

   The global market for medical products exceeded $140 billion in 1998, with a projected 6% to 7% annual growth rate. The U.S. accounts for approximately 40% of the total, or roughly $55 billion, according to the Medical & Healthcare Marketplace Guide published by IDD Enterprises, 1998-1999.

   Promedix focuses on the market for specialty medical products, which represents approximately one-third of all healthcare purchases and which we believe is not as well served by existing hospital group purchasing organizations and industry distributors. Examples of specialty medical products include surgical and laparoscopic instruments, blood and intravenous filters, vascular access devices and cardiac stents and catheters. Specialty medical products are currently sold by a fragmented group of approximately 22,000 manufacturers and distributors, usually by telephone and fax, to approximately 6,000 hospitals. Margins for these products vary significantly, and we believe logistics are handled inefficiently.

   Broadlane focuses on the high-volume, contracted products segment of the market for healthcare products. This represents approximately two-thirds of the $140 billion global market for medical products. These products are generally purchased through group purchasing organizations in high volume under contracts with one of five major distributors, usually in an electronic fashion. Examples of these products include pharmaceuticals, X-ray film and single-use surgical supplies.

   Fluid Processing

   The fluid processing market totals approximately $75 billion worldwide, and includes companies from a broad range of industries, such as the chemical, oil and gas, pulp and paper, power generation and pharmaceutical industries. This market is highly fragmented, with over 2,000 manufacturers. Products used in this market include pipes, valves, pumps, motors, compressors and other materials and equipment required for processing fluids for industrial use. These materials require detailed product information in order for buyers to make informed purchasing decisions. Procurement of these products generally falls into two categories: time sensitive purchases of products in connection with an operating plant, often as a replacement for a key component that has broken; and volume purchases in connection with construction or expansion of an existing facility.

Ventro Marketplaces

   We are currently operating or developing four Ventro marketplace companies that we either wholly own or created through collaborations with leading companies in specific industries. Chemdex is a leading provider of e-commerce solutions to the life sciences research products market. Promedix was aquired by us in February 2000, and will address the specialty medical products marketplace. We have entered into a joint venture with Tenet Healthcare, the second largest U.S. for-profit hospital chain, to form a new company called Broadlane, which will provide e-commerce solutions for the healthcare industry initially focused on high volume, hospital and medical supplies. Industria Solutions is a joint venture with DuPont to provide e-commerce solutions for the fluid processing industry. The Promedix Marketplace is operational but has not had any significant revenues to date and Broadlane and Industria Solutions are currently in the development stage.

   The four marketplaces are described below in chronological order of their creation. The description of the Chemdex Marketplace is the most detailed since it accounts for substantially all of our revenue to date. Its functionality and features are representative of those we expect to develop in the other marketplaces.

   Chemdex

   Chemdex was the first Ventro marketplace company and is owned and operated by us. The Chemdex Marketplace utilizes a database of approximately 910,000 life sciences research stock keeping units, or SKUs, from over 2,200 suppliers. Chemdex has agreements with an additional 182 suppliers for approximately 570,000 additional SKUs. As of February 29, 2000, Chemdex had agreements to provide its purchasing solution to 95 enterprise customers and had over 24,000 registered users.

   To date, substantially all of our revenues have been derived from the Chemdex Marketplace. The Chemdex Marketplace consists of a database of approximately 1.5 million loaded and unloaded life sciences research SKU's and advanced search engine and transaction software that enable users to easily identify, locate and purchase the products they need. Chemdex also provides applications that enable its customers and suppliers to interface and automate their information exchange with the Chemdex Marketplace. Chemdex also provides professional and implementation services to enable its customers to take full advantage of the capabilities of the Chemdex Marketplace. We believe that the Chemdex business model, which is based on its buying products from suppliers at a price discount negotiated with individual suppliers and reselling products to customers, will further drive usage of the Chemdex Marketplace. Moreover, our customer support and sales group helps customers understand both the business and technical benefits of the Chemdex Marketplace and provides customer education and training to increase user adoption.

   The following chart summarizes the key services supported by the Chemdex Marketplace and the features of these services.

                      Services Supported                        Chemdex Features
----------------------------------------------------------------------------------------------
  Enterprise . Purchasing system management        . Interface to existing enterprise network
  Customer                                           and
                                                     ERP software
             . Approval and purchase of life       . Automated order approval process
               sciences
               research products                   . Summary invoicing and reporting
                                                   . Enforcement of business rules
                                                   . Enterprise specific pricing
                                                   . Comparative price/product shopping
----------------------------------------------------------------------------------------------
  User       . Identification, comparison and      . One-stop shopping
               purchase
               of life sciences research products  . Search engine to identify, locate and compare products
                                                   . Current, detailed product information
                                                   . Automated order submission and status
                                                   . Recurring order form
----------------------------------------------------------------------------------------------
  Supplier   . Sale of life sciences research      . Support integration with supplier sales
               products                              order
                                                     flow
                                                   . Automated order submission and tracking
                                                   . Automated process for updating and adding
                                                     product/price information
                                                   . Customer support services

   How it Works for the Enterprise Customer. The enterprise's interface with the Chemdex Marketplace varies based upon the customer's existing information technology systems. Our applications and services can be implemented as a fully hosted stand-alone solution or can be integrated with existing systems or other commercially available purchasing solutions. Our applications are designed to be easily customized to match the workflow requirements and business rules of the enterprise. We also provide access to the Chemdex Marketplace through our website.

   Our solution offers paperless automation, consolidation and monitoring of the approval and invoicing process as well as the order placement and delivery information for the enterprise. In addition to reducing the cost of purchasing, our solution allows our enterprise customers to enforce their particular business rules and aggregate purchases. Purchasing limits are most often applied on an individual user or project basis, and the Chemdex Marketplace interfaces with the enterprise's system to ensure compliance. The Chemdex solution can be integrated with enterprise financial accounting systems to further automate specific product purchase information and can reflect enterprise specific pricing arrangements between the enterprise and their underlying suppliers. We believe our purchasing solution requires minimal investment of time and capital by our enterprise customers to install, maintain and use. It has few support requirements beyond the initial installation since the Chemdex Marketplace is entirely hosted on our servers, and is accessible by standard browsers with all recurring product upgrades managed and installed by us.

   How it Works for the User. Users within enterprises benefit from the Chemdex Marketplace because it offers them convenient and easy one-stop shopping. The typical user within a life science enterprise most often interfaces with the Chemdex Marketplace by ordering specific products for research experiments. If the user needs the same items on a regular basis, our solution allows a user to personalize a list of "favorites" to facilitate product selection and recurring orders. The Chemdex Marketplace also provides robust product search capabilities that help users identify new products needed to meet the specifications required for an experiment. Users access the system with a password, and can easily process their recurring orders, as well as orders for new products. The system allows the user to identify the incremental shipping costs for expedited processing, and provides for automated paperless processing of an order once the product selection is complete. The user can also track the status of individual orders within the system.

   How it Works for the Supplier. We offer suppliers a cost-effective opportunity to reach new customers by establishing or enhancing their Internet presence and providing links to existing online or electronic catalogs. Suppliers provide us with electronic versions of product catalogs, which we convert into searchable data. This data is loaded into the Chemdex Marketplace using a number of product loading algorithms. Our content engineering staff then reviews the data to ensure proper classification for purposes of product searches. The ability to process large volumes of complex catalog information is an important core competency, which allows us to afford maximum flexibility to our suppliers in loading data and updating information. We also provide suppliers with the ability to readily update their product information to include new product introductions or additional product details without being limited by specific catalog publication cycles.

   In many cases, the Chemdex Marketplace will appeal to suppliers as being less costly than traditional distribution or representation arrangements. We plan to provide tools to our suppliers that enable the online update and modification of their product databases hosted on our servers, or to integrate the Chemdex Marketplace directly with their systems. The Chemdex Marketplace is neutral in that its search capability identifies products that meet the researchers' search criteria, and provides an unbiased comparison of product characteristics and pricing to allow the researcher to make a reasoned choice based upon the information provided by suppliers.

   Future Services. We anticipate that aggregated product purchasing and sales information will ultimately be valuable to both suppliers and customers. After accumulating significant historical data regarding buying patterns, we intend to make non-confidential, aggregated information available to both suppliers and customers as an additional service.

   Promedix

   We acquired Promedix in February 2000. The Promedix Marketplace provides customers with the ability to purchase products from multiple specialty medical product manufacturers with a single purchase order and offers integration capability with most of the major legacy systems currently in use by healthcare institutions. We anticipate that the broad launch of the Promedix Marketplace will occur in the second half of 2000. Promedix has also entered into an eight-year agreement with Tenet under which Promedix will be the exclusive business-to-business e-commerce supplier of specialty medical products for entities where Tenet acts as a purchasing agent.

   Broadlane

   In December 1999, we and Tenet announced the formation of Broadlane to provide business-to-business e-commerce solutions to the healthcare industry. Broadlane will be an independent entity, with its own management team and board of directors. Tenet, through its subsidiaries, owns and operates acute care hospitals and provides numerous related health care services. Tenet will provide Broadlane access to the existing buyer and supplier network of its BuyPower group purchasing organization, which Tenet has advised us purchases products for approximately 500 Tenet owned or affiliated hospitals. We are licensing our technology to Broadlane for use within the healthcare industry and will provide service and support functions at cost. Broadlane will offer its e-commerce technology to other group purchasing organizations and their members to support their own proprietary contracts. While Broadlane will initially focus on the hospital market, it eventually plans to expand to the long-term care and outpatient markets as well. Broadlane recently announced the hiring of two key members of its management team, who were formerly officers of Tenet. We have a minority equity interest in Broadlane.

   Industria Solutions

   In January 2000, we and DuPont announced the formation of Industria Solutions, which focuses on the fluid processing market. Industria Solutions will be an independent entity, with its own management team and board of directors. We believe that DuPont will shift procurement of maintenance and engineering materials to Industria Solutions over time. We are licensing our technology to Industria Solutions for use within the fluid processing industry and are providing service and support functions at cost. Industria Solutions has also received funding from @Ventures, an affiliate of CMGI, along with financial investments from DuPont, ourselves and IBM. We have a minority equity interest in Industria Solutions.

Customers

   Chemdex

   Chemdex's target customers are pharmaceutical and biotechnology companies and academic and research institutions. As of February 29, 2000, Chemdex had entered into agreements to provide its purchasing solution to 95 enterprise customers and had approximately 24,000 registered users. Sales to our top four enterprise customers accounted for approximately 27%, 13%, 12% and 11%, respectively, of our net revenue for 1999.

   The following is a list of our largest customers as measured by net revenues in 1999:

        3M                                AHP
        Biogen                            Bristol Meyer Squibb
        DuPont                            Elan Pharmaceuticals
        EOS Biotechnology                 Genentech
        Genome Therapeutics               Genzyme
        Johnson & Johnson                 Maxygen
        Monsanto                          Parke-Davis
        Pharmacia Upjohn                  Proctor and Gamble
        Rhone Poulenc Rorer               Scios
        Strominger Lab                    University of Rochester


   Chemdex also sells life sciences research products to registered users who are not affiliated with enterprise customers through the Chemdex Marketplace. Because of the nature of some of the products we sell, we register unaffiliated users of the Chemdex Marketplace to ensure that they are associated with pharmaceutical or biotechnology companies or academic or research institutions.

   Although we intend to increase our sales and marketing efforts for our other marketplaces, we expect that we will continue to generate a substantial majority of our revenue from the Chemdex Marketplace. We also expect that we will continue to generate a significant portion of our revenue from a limited number of Chemdex customers for the foreseeable future. If we do not increase the number of our customers, or if we lose any of our current customers or do not generate as much revenue from them as we expect, our business would be significantly harmed.

   Promedix

   Promedix has been testing the Promedix Marketplace in a controlled release since August 1999, with five acute care hospitals. Promedix has not achieved significant revenue to date.

Suppliers

   Chemdex

   We believe the value and benefit to our customers of our purchasing solution is directly related to the breadth, depth and quality of products we sell through our marketplaces. Through the Chemdex Marketplace, we currently offer approximately 910,000 SKUs from approximately 2,200 suppliers. We have agreements with an additional 182 suppliers for approximately 570,000 additional SKUs which we plan to add to the Chemdex

Marketplace. The following is a list of our most significant suppliers who have entered into agreements with us as of February 29, 2000:

   Amersham Pharmicia                            Bachem
   Beckman Coulter                               BioWhittaker
   Biotech                                       CHEMICON International
   Calbiochem                                    Cole-Parmer
   Clontech Laboratories                         Genome Systems
   Eppendorf Scientific                          Greiner America
   Forma Scientific                              HyClone
   Hitachi Genetic Systems                       Molecular Probes
   ICN Biomedicals                               Pierce Chemicals
   Incyte Pharmaceuticals                        Savant E-C
   PharMingen                                    Thomas Scientific
   Quidel Corporation                            United States Biologicals

   We currently have 13 employees who are responsible for maintaining existing relationships and establishing new relationships with suppliers.

   Promedix

   Promedix currently has relationships with approximately 500 specialty medical product suppliers, representing over 325,000 SKUs.

Strategic Relationships

   Through our relationships with industry leaders, we seek to optimize our technology architecture and operating capabilities, promote the widespread adoption of our system and enable our marketplace companies to increase their industry expertise and to reduce their time-to-market. The following is a description of our key strategic relationships.

   Ventro

   IBM. In November 1999, we entered into a strategic relationship with IBM to provide Internet-based supply chain solutions to the pharmaceutical and healthcare industries in the U.S. Under the terms of our alliance agreement, we and IBM will collaborate and define an offering of products and services to enable efficient supply chains for these industries. The alliance is intended to accelerate the deployment of e-business applications by combining our marketplace expertise with IBM's strengths in professional services and e-business implementation and technology. The agreement also provides that we will engage in joint sales and marketing activities for the combined offering. This agreement is non-exclusive and has a term of two years, although it may be terminated by either party at any time upon 30 days' prior notice.

   MarketLink Programs. In November 1999, we introduced our MarketLink Program, which is designed to provide a fully-configurable solution for large enterprises that integrates online marketplaces with third-party business-to-business e-commerce and ERP systems. We work with the industry's leading e-commerce companies to provide the necessary integration between their systems and the marketplaces of each of our companies. The program enables our vendors of enterprise procurement applications and ERP systems to integrate with the various Ventro marketplaces and provide enterprises with a complete e-commerce solution. The current participants in the MarketLink Program are Ariba, Commerce One, Concur Technologies and Sun Microsystems.

   Chemdex

   VWR. In April 1999, we entered into a strategic relationship agreement with VWR Scientific Products Corporation to jointly market VWR laboratory products using the Chemdex Marketplace. VWR is one of the laboratory supply industry's largest distributors. The agreement gives us the right to sell approximately 350,000 VWR-distributed SKUs to our customers through the Chemdex Marketplace and Labpoint, a hosted, co-branded Internet purchasing solution for VWR's existing and future customers that provides access to three categories of products:

  .  products distributed by VWR (VWR core products),

  .  products distributed by Chemdex (Chemdex core products), and

  . products that are not distributed by either VWR or Chemdex but are purchased from third parties (third-party products).

   With respect to sales of VWR core products, we act as an intermediary and forward orders received through the Chemdex Marketplace to VWR for fulfillment and customer service. We receive no fee for orders for VWR core products from VWR's 40 largest customers and we receive a minimal fee for all other orders for VWR core products forwarded to VWR. We are responsible for fulfillment and customer service for all Chemdex core products and orders for third-party products received from VWR customers through Labpoint. Under the terms of the agreement, VWR provides support for the purchase of third-party products in return for a fee which approximates VWR's costs incurred.

   VWR and Chemdex jointly market VWR core products and Chemdex core products to VWR's existing and new customers and jointly solicit several key existing VWR suppliers to distribute, market and sell their products through Labpoint. We believe the VWR strategic relationship will continue to enhance and broaden the Chemdex Marketplace, and the availability of third-party products will enable us to offer complete fulfillment capability to current and future VWR customers through Labpoint. We believe the VWR strategic relationship will facilitate adoption of the Chemdex Marketplace and Labpoint by VWR customers, which include major U.S. pharmaceutical and biotechnology companies, and will enable us to establish relationships with additional key suppliers and customers.

   Paul Nowak, the Chief Executive Officer of VWR, serves on our board of directors. In addition, VWR received 2,538,405 shares of our common stock. VWR is subject to contractual limits on their percentage ownership of our stock, except in connection with the acquisition of our stock by specified companies.

   BIO. In May 1999, we and Biotechnology Industry Organization, or BIO, entered into a five-year, exclusive joint marketing agreement. As part of the joint marketing agreement, we agreed to discount the fees we charge to BIO members and contribute cash payments to a joint marketing fund, to be used in connection with both parties' obligations under the joint marketing agreement. In addition, we sold 187,500 shares of our common stock to BIO for a nominal amount in consideration for BIO's participation in these joint marketing activities.

   Promedix and Broadlane

   Tenet. Our strategic relationship with Tenet encompasses two Ventro marketplaces. In December 1999, we and Tenet announced the formation of Broadlane. Tenet will provide Broadlane access to the benefits of its existing buyer and supplier contracts of its BuyPower organization, which serves as a group purchasing organization for Tenet's hospitals and other members. BuyPower, according to Tenet, manages over 400 vendor contracts that generate more than $3 billion in annual purchases of total supplies, which are used by Tenet as well as non-Tenet institutions, including 10 acute care hospitals, 531 non-acute facilities and approximately 45,000 physicians. Two key members of Broadlane's management team were formerly officers of Tenet.

   Concurrent with the formation of Broadlane, Tenet and Promedix entered into an arrangement under which Promedix will be the exclusive supplier to entities for which Tenet acts as a purchasing agent of business-to-business e-commerce solutions for the purchase of specialty medical products for an eight-year term.

   We believe Tenet's network of customers and its purchasing power with suppliers provide Broadlane and Promedix with an advantage in obtaining critical mass within their respective marketplaces.

   Industria Solutions

   DuPont. In January 2000, we and DuPont announced the formation of Industria Solutions. DuPont is one of the largest purchasers of maintenance and engineering materials in the United States, and we believe that DuPont will shift procurement of materials to Industria Solutions over time. We believe this purchasing power can provide Industria Solutions with the ability to achieve scale rapidly. Industria Solutions will also benefit from DuPont's industry expertise.

Technology

   We have developed a purchasing solution that resides on our servers and is accessible by standard browsers, requiring minimal software installation at the customer site, and enabling rapid deployment of applications, enhancements and updates. We call this a "marketplace" for each applicable vertical market. For example, we refer to our solution for the life sciences industry as the "Chemdex Marketplace." Our production data center is hosted at Exodus Communication in Sunnyvale, California. This data center provides us with conditioned space and high bandwidth Internet connectivity.

   System Architecture. Our marketplaces include three layers of technology:

  . Process and Communication Layer. This layer integrates our system with our customers' client applications using Internet technology protocols that can pass through an enterprise's network security wall, such as http, ftp and EDI, to provide a seamless operation of the marketplace and purchasing solution. This layer is implemented using standard web servers, and supports standard Internet protocols such as http, ftp and XML.

  . Electronic Services Layer. This layer delivers all of our system's functionality. The marketplace and purchasing solution uses existing and proprietary software to deliver proprietary services including Internet catalog development and maintenance tools, search functionality, workflow integration, product pricing and estimated shipping, handling and freight charges.

  . Enterprise Services Layer. This layer delivers some of the services required to run our system, including financial services, development and maintenance of the product master database, customer service systems and the data warehouse. To meet our unique scale requirements for product information management, we developed a proprietary data warehouse system.

   Customer Integration. Our purchasing solution can be configured and integrated to meet an enterprise customer's needs, including:

  . Customer View. The purchasing solution graphical user interface may be tailored for each enterprise customer, allowing an enterprise customer to select specific suppliers from our supplier list, and to customize the user's view in accordance with business rules and policies implemented by the purchasing department.

  . Login and Authentication. For enterprises that do not have a single authoritative directory services system enabling single login functionality across the enterprise, our purchasing solution provides an authoritative enterprise authentication and authorization list along with the user roles, credit limits and approval workflow. For enterprises that have a single authoritative directory services system, our purchasing solution directly integrates with the enterprise's authoritative data source to maintain the current permitted user list, and provides seamless access by the user and simple management for the enterprise.

  . Purchasing Application Integration. Our purchasing solution integrates with commercial purchasing applications, such as Ariba, as well as internally developed purchasing applications, through industry standard protocols for Internet purchasing.

  . Enterprise Specific Pricing. We have developed algorithms to support enterprise-specific pricing. This pricing can be implemented either by
     (1) pricing contract tables that list specific prices or (2) direct integration with the supplier systems to extract real time pricing and availability information.

   Search Services. Our search software leverages a combination of full text search and relational technology to deliver a unique search tool customized to a particular industry. For example, the search engine for the Chemdex Marketplace is customized to 11 levels of specific search categories associated with life sciences research products such as antibodies, enzymes or other compounds. Each of the product specific search levels also includes parametric searching capabilities to search for products with specific attributes, or ranges of attributes. Our acquisition of SpecialtyMD enhanced our search capabilities by providing us with technology that more easily ties specialized content to searches. This allows us to enable users to more readily access relevant content, and to provide faster searches based upon the parameters defined and the content accessed in prior searches.

   Product Pricing Estimation. We have developed algorithms to estimate shipping, handling and freight charges associated with any customer order. These algorithms integrate customer requirements for shipping delivery time, product weight and product type, including requirements for hazardous materials and product packaging such as blue ice. These algorithms provide users of our marketplaces with estimated shipping, handling and freight cost, and make appropriate decisions given their delivery timing requirements.

   Workflow. We have developed simple workflow technology to implement each enterprise customer's business rules and processes. These workflow rules include credit limit checks, multilevel approval and e-mail based notification of any order changes. This system streamlines the purchasing process by automating approval routing, and enables real time customer service through direct customer notification.

   Technical Support. We offer technical support to respond to any customer service disruption. In addition to off-the-shelf site instrumentation and monitoring software, we have developed custom monitoring agents that measure key application parameters. This software enables us to provide high quality technical support.

Marketing, Sales and Support

   Ventro

   Our marketing efforts for Ventro focus on building Ventro's brand identity. We believe this will enhance our ability to enter into new vertical marketplaces and partner with industry leaders. The goal of our marketing efforts is to establish Ventro as the leading builder and operator of vertical marketplace companies and as a technology leader.

   Our marketing efforts address the attractiveness of business-to-business e-commerce as an alternative to traditional methods, and the advantages in particular of our solution. This educational process includes speaking engagements and relationships with business press and industry analysts. We believe the establishment of the Ventro brand will increase our ability to enter into strategic relationships with industry leaders in attractive vertical markets.

   The Ventro marketing team supports our business development efforts with respect to potential new vertical marketplaces, identifies key industry participants, evaluates the strengths of the target market, establishes a brand for the new marketplace and launches marketing of the new Ventro marketplace company. We anticipate that each of our marketplace companies will ultimately have its own marketing teams.

   Ventro Marketplace Companies

   Chemdex and Promedix have their own dedicated marketing efforts. We market and sell the Chemdex Marketplace and the Promedix Marketplace and purchasing solutions through a combination of our direct sales force, internal telemarketing sales and strategic relationships with partners such as VWR, Tenet and BIO. Since our potential customers and users fall within a defined market segment, we are able to identify and target the purchasing decision makers and potential users who will influence the decision to adopt a purchasing solution.

   Our sales and marketing approach is designed to help customers and suppliers understand both the business and technical benefits of these marketplaces and purchasing solutions, and to promote user adoption through one-on-one education and training. Our field sales force focuses on large pharmaceutical and biotechnology companies, large academic and research institutions for Chemdex, and hospitals, acute care facilities and healthcare professionals for Promedix. Our telephone sales group focuses on small biotechnology companies, smaller research institutions and smaller healthcare facilities. We are building an experienced professional services organization to facilitate the successful deployment of our purchasing solution, including integration with any ERP software and customization with the enterprise's business rules. We intend to expand our direct sales force and professional services organization and to establish additional sales offices domestically and internationally. Competition for sales personnel is intense, and we may not be able to attract, assimilate or retain additional qualified personnel in the future.

   We conduct a variety of marketing programs to educate our target market, create awareness and attract customers to our marketplaces. To achieve these goals, we leverage our existing customer base and engage in marketing activities such as seminars, direct mailings, trade shows, speaking engagements and website marketing. We also conduct comprehensive public relations programs that include establishing and maintaining relationships with key trade press, business press and industry analysts. In addition, we engage in marketing programs within our enterprise customers to educate, convert and train users and purchasing agents to use our marketplaces for their product orders.

   We believe that we can establish and maintain long-term relationships with our customers and suppliers, and encourage repeat visits and purchases by our customers if, among other things, we have good account management, customer support and service. Our customer support and service personnel handle general customer inquiries and basic technical questions, answer customer questions about the ordering process and investigate the status of orders, shipments and payments. We have automated some of the tools used by our customer support and service staff, such as tracking screens that let our support staff track a transaction by any of a variety of information sources. At any time in the purchasing process, a customer can access our support staff by fax or e-mail by following prompts located throughout our website or by calling our call center through our toll-free telephone line.

   As of February 15, 2000, we employed 123 individuals in our worldwide sales and marketing group. These individuals are located at Chemdex headquarters, Promedix headquarters, new customer sites, and in six regional offices, five in the U.S. and one in the United Kingdom.

Research and Development

   Our development organization is focused on developing and enhancing our enterprise purchasing solution, developing applications for and supporting our marketplaces, and maintaining and improving our technology, infrastructure and database. The development group is supported by our quality assurance group. As February 29, 2000, our research and development group was comprised of 134 employees responsible for software and system development and quality assurance. We anticipate that we will be expanding our research and development group to further develop our technology architecture and to support new Ventro marketplace companies. Our agreements with Broadlane and Industria Solutions provide that we will support their development and enhancement of their respective purchasing solutions. In return, these companies will reimburse us for our fully-burdened cost in providing this support.

   Research and development expenses were $197,000 in the period from inception through December 31, 1997, $3.4 million in 1998 and $17.7 million in 1999. To date, substantially all software development costs have been expensed as incurred. We believe that continued significant investments in research and development are required to remain competitive.

Proprietary Rights and Licensing

   Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business operating results.

   Our success and ability to compete also depends on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

Competition

   The market for business-to-business e-commerce and Internet ordering and purchasing is new and rapidly evolving, and competition is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We believe that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

  .  quality and reliability of the Internet purchasing solution;

  .  breadth and depth of product offerings;

  .  brand recognition;

  .  installed base of customers; and

  .  ease of use and convenience.

   We face competition from four main areas: other companies with e-commerce offerings, traditional suppliers and distributors in vertical marketplaces, companies that have developed their own purchasing solutions and enterprise software companies that offer, or may develop, alternative purchasing solutions. We could face further competition in the future from traditional suppliers and distributors that enter into business-to-business e-commerce over the Internet either on their own or by partnering with other companies. Traditional enterprise software companies, such as IBM and Oracle, could in the future develop and offer a competitive purchasing solution that our customers could customize to link to their suppliers. Additionally, emerging enterprise software companies such as Ariba and Commerce One offer purchasing solutions that could be customized to link to suppliers within particular industries. E-commerce sites such as VerticalNet, ProcureNet and Industry.Net may also indirectly compete with us in any individual vertical marketplace.

   Companies primarily focused on creating Internet purchasing solutions for the life sciences industry include SciQuest.com and Anderson Unicom Group, Inc. Traditional suppliers and distributors including Sigma Aldrich, Fisher Scientific International, Merck and VWR currently sell life sciences research products through paper catalogs and web sites.

   Within the healthcare products industry, Promedix's principal competitors are large regional distributors such as Tri-anim and Primesource Surgical, which represent products in several sub-specialities. Many manufacturers who sell directly also have rudimentary e-commerce sites for their own products. Indirect competitors of Promedix are large commodity distributors and group purchasing organizations or GPOs. The largest medical distributor--Allegiance Healthcare--has released an e-commerce site called ASAP E-Comm, designed to sell the commodity products that Allegiance represents. Premier, the largest group purchasing organization, has released Premier Select, a site targeted to the physician and long-term care market, that contains only those products that Premier has contracted with manufacturers to sell. Our principal Internet competitors are Neoforma.com, Medibuy, MedAssets and to a lesser extent Cimtek Medical and mrn.com. Specialty medical products are also sold in limited quantities by smaller Internet companies, like Surgical911.com, and by consumer-oriented sites, like Medsite.

   Our current and potential competitors may develop superior Internet purchasing solutions that achieve greater market acceptance than our solution. Many of our existing and potential competitors, including large traditional distributors, have longer operating histories in the life sciences research products market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors can undertake more extensive marketing campaigns for their brands, products and services, adopt more aggressive pricing policies and make more attractive offers to customers, potential employees, distribution partners, commerce companies and third-party suppliers.

   In addition, substantially all of our prospective customers have established long-standing relationships with some of our competitors or potential competitors. Accordingly, we cannot be certain that we will be able to expand our customer list and user base, or retain our current customers. We may not be able to compete successfully against our current or future competitors and competition could have a material adverse effect on our business, results of operations and financial condition.

Government Regulation

   In addition to regulations applicable to businesses generally, we are or may be subject to direct regulation by governmental agencies, including those listed in the bullet points below, which includes numerous laws and regulations generally applicable to the chemical, pharmaceutical, controlled substances, human and biological reagents, medical and in vitro devices, nuclear chemical businesses and environmental spills, as well as U.S. import and export controls and import controls of other countries. We receive orders from purchasers for our products that we then electronically transmit to the appropriate suppliers. The suppliers then package, label and ship products directly to these purchasers. We take legal title to the products, but do not take physical possession of a shipment during any part of the transaction. Legal title generally passes to the purchaser at the time of product shipment; however, if the chemicals or other products are returned, we also have legal title during the shipment of the returned products.

   We have been and intend to continue relying upon our suppliers to appropriately package and label and maintain all records on the products, as required in accordance with local, state and federal laws. We have been, and intend to continue, relying upon suppliers and purchasers, if necessary, to acquire and maintain all appropriate licenses and approvals, as well as maintain all required records. Our various legal arrangements with suppliers may not have successfully transferred all liabilities concerning these responsibilities, but those legal arrangements are under continuing review and are being revised. We rely on the suppliers' regulatory staff to confirm that the purchasers also have all appropriate governmental licenses and permits and expertise needed to order, receive and use any regulated products they have purchased. We are unable to verify the accuracy of our suppliers' regulatory staff determinations and their decisions whether or not to ship a product to a purchaser.

   Our reliance on suppliers to perform adequate regulatory due diligence assessments of purchasers and the compliance by suppliers and purchasers with applicable governmental regulations may not be sufficient if we are held to need our own licenses or otherwise separately comply on our own with governmental regulatory requirements. For example, if we are held by governmental agencies to be a seller or a distributor of regulated products because we did take legal title, we may have inadvertently violated governmental regulations by not having the appropriate license or permit, not maintaining appropriate records required by regulations or otherwise not complying with governmental requirements, and we may be subject to potentially severe civil or criminal penalties and fines for each offense or violation. A review of these sales in May through July 1999, excluding sales relating to Promedix and SpecialtyMD, which were acquired later and are discussed separately below, found that sales through our Chemdex Marketplace were generally made to academic or commercial purchasers and not to individuals. As described below, those suppliers indicated to us that they regularly perform due diligence by checking whether purchasers have the requisite licenses and qualifications. These facts could minimize the potential severity of any civil or criminal penalties and fines that could be imposed on us for each of these sales.

   We intend to continue to investigate our sales of regulated products and have discussed with some governmental regulatory agencies whether these sales required us, in addition to our suppliers, to obtain a license or permit and maintain government-mandated records. We intend to continue to pursue these discussions. We may also seek clarification of whether our prior sales of these products will subject us to any governmental, civil or criminal penalties, including monetary fines and injunctions or other enforcement actions. We cannot assure you that any civil or criminal penalties or fines will not seriously harm our business, results of operations or financial condition. In addition, we may discover that we inadvertently sold other regulated products without a requisite license or permit or failed to fully comply with other local, state or federal laws governing these sales.

   In addition to reviewing our past sales, during the period from May through July 1999, we conducted interviews with those suppliers that accounted for approximately 75% of prior sales. We chose to interview these suppliers because they are a representative cross-section of our suppliers that we believe may sell regulated products. Beginning in February of this year, we updated and expanded those interviews by conducting additional discussions with our six suppliers in Canada. In both the domestic and foreign supplier interviews, we asked if they verify that the purchasers have the necessary federal licenses before making shipments and if they comply with applicable labeling and packaging requirements. We also asked the suppliers whether they were aware of any diversions or chemical spills, or of any past, pending or threatened fines, violations, penalties, litigation, complaints or investigations regarding their shipment of products to our customers. In the course of these discussions, the suppliers informed us that they have all of the appropriate governmental licenses and permits, and they routinely, as a matter of practice, verify whether the purchasers have the relevant licenses or permits, and comply with the labeling, packaging and intended use requirements. The suppliers also indicated that they are not aware of any diversions or past, pending or threatened fines, violations, penalties, litigation, complaints, proceedings or investigations regarding their shipment of products to our customers. However, some suppliers have had small spills and been subject to fines for these spills and for failure to provide information on hazards or health risks presented by products, but they could not identify whether orders to our customers were involved. Furthermore, we are unable to verify the accuracy of suppliers' statements that they have in the past complied, or will in the future comply, with laws applicable to these sales. In addition, we did not conduct investigations of all suppliers in the Chemdex database, and we do not have any current plans to do so. We could be significantly fined or exposed to significant civil or criminal liability, or suffer negative publicity, if these licensing, packaging, due diligence, labeling, informational and other regulatory requirements have not been fully met by our suppliers or by us.

   During the period from May through July 1999, we also reviewed the list of products in our current database to identify any products for which we may need a license or permit to sell. We identified approximately 14,000 of those products that may be regulated, and we have evaluated their status. They have either been removed from our database, or been flagged so that we will not in the future sell them, but instead will refer the purchasers of these flagged products directly to suppliers. In some instances, we have sought, or may in the future seek, appropriate licenses or registrations enabling us to return certain products to the database. We cannot be sure that all regulated products requiring us to have a license to sell have been removed from, or flagged in, the database. In addition, new products that require us to obtain governmental licenses or permits may be inadvertently added to our database. However, we have instituted new quality control procedures to routinely screen our growing database, as well as increase the scrutiny of new products proposed to be added to the database to eliminate those products for which we are required to have licenses or permits in order to sell or distribute the products. Alternatively, we will continue to apply for appropriate licenses, registrations and, in some instances, exemptions, so certain products may be returned to the database. A regulatory compliance officer was hired in 1999 to oversee these matters, as well as the overall compliance of our Chemdex Marketplace.

   In February 2000, we acquired Promedix, which was not involved in the earlier reviews discussed above. Regarding sales by Promedix, we currently rely on suppliers to meet the various regulatory requirements applicable to the sale of these products, including specialty medical products regulated by the FDA. It is noteworthy that Promedix has only conducted limited sales and that those sales have all been to large hospitals or medical centers, which are qualified and knowledgeable with regard to the regulatory requirements and the use of the products. We seek to rely upon our suppliers by passing all regulatory responsibilities to them, and to obtain indemnification from suppliers in our agreements with them. However, the transfer of the applicable regulatory liabilities may be inadequate, unclear or incomplete, the scope of the indemnification is limited and some suppliers may be unable or unwilling to indemnify or defend us in the future. Our existing legal arrangements with suppliers are being reviewed and will be improved on a continuing and regular basis. We have not verified whether those suppliers have met all applicable regulatory requirements or that their compliance is adequate or sufficient to comply with all governmental requirements. We have, however, conducted limited interviews with three of Promedix's suppliers. While this survey is not exhaustive, it did indicate that the suppliers interviewed were knowledgeable about the relevant FDA and other regulatory requirements, and did, for example, file adverse event reports, maintain appropriate complaint reports, consistent with current Good Manufacturing Practice (GMP) regulations, as well as maintain other required records relating to sale and use of devices and products purchased through Promedix. If their compliance or ours is found by the FDA not to be sufficient to cover our sales activities, we could be subject to significant penalties or fines, significant civil or criminal liability as well as potential negative publicity. We could also be subjected to regulatory enforcement actions, fines and other liabilities, as well as product and revenue loss and recall costs, if the products are improperly manufactured, described, advertised on our website, represented, labeled, used or otherwise do not perform as expected. The events described above could seriously harm our business, revenues, results of operations and financial condition.

   The packaging, labeling, supply, sale and distribution of medical devices for clinical use are subject to direct governmental agency regulation, which includes FDA laws and regulations generally applicable to medical supplies and healthcare businesses, as well as U.S. export controls and import controls of other countries, and including controls on the use and distribution of some specialty medical products. FDA laws and regulations include requirements that distributors of medical devices establish and maintain device complaint records and adverse event or incident reports for any written, electronic or oral complaint received pertaining to distributed medical devices, and that those reports are investigated pursuant to a documented protocol. FDA laws and regulations also include the requirement that distributors maintain records of distribution of certain medical devices and provide reports to device manufacturers for the purpose of tracking device distribution. Promedix continues to rely on suppliers to meet all of these FDA requirements, but it may also be required to do so itself. Promedix continues to rely on its suppliers to perform adequate due diligence to confirm that purchasers hold all appropriate licenses needed to order, receive and use medical devices and also that purchasers are complying with product labeling requirements and they are not otherwise diverting or misusing medical devices for purposes other than those set forth in any FDA-approved product labeling.

   Any failure to comply with applicable FDA laws and regulations could subject us to civil and/or criminal liability, regardless of whether our suppliers are maintaining FDA-required records. Regarding compliance with the various statutory and regulatory requirements that relate to our involvement in the sale of specialty medical products, there are, to our knowledge, currently no investigations, inquiries, citations, fines or allegations of violations, diversions or inappropriate use or noncompliance pending by government agencies or by third parties against us. It is possible that there may be investigations or allegations in the future. We are currently reviewing applicable FDA requirements with regard to present and continuing compliance, particularly concerning various licensing and sales issues. There is a risk that the FDA may not accept our reliance on Promedix's suppliers to satisfy any or all of the FDA's requirements for device distributors, and the risk that any noncompliance may occur in the future is currently unknown. As we expand our offering to other products, we may be subject to additional government regulation. Although any potential impact on us for noncompliance cannot be established, it could seriously harm our business, financial condition and results of operations, result in adverse publicity and could result in civil or criminal penalties and liabilities. We intend to carefully review the regulatory consequences and impacts of these additional product offerings before they are implemented.

   On December 28, 1999, President Clinton announced that he will ask Congress in 2000 for new legislation to regulate the sale of pharmaceuticals on the Internet. These new laws will give the FDA authority to inspect and assess whether Internet pharmacies are in compliance with FDA regulations. Although the focus of the announcement was on prescription pharmaceuticals, it is possible that the scope of the new legislation may also include prescription medical devices, such as those sold by us through the Promedix Marketplace. At this time it is difficult, in the absence of specific legislative proposals, to assess the potential impact of any new legislation on us, as to whether it will have a significant adverse effect in terms of increasing regulatory requirements and the attendant costs, as well as preclude our continuing reliance on the activities of our suppliers to satisfactorily comply with applicable federal regulations.

   In February 2000, we acquired SpecialtyMD. The activities of SpecialtyMD were not a part of the earlier reviews discussed above. It is important to note that SpecialtyMD sells no pharmaceuticals, medical devices, chemicals or substances triggering any FDA or other governmental regulation. Instead, SpecialtyMD provides a portfolio of medical specialty websites for specialist physicians. There is no litigation or past, pending, threatened or any alleged violation, fine, citation, inquiry, notice or regulatory diversion involving SpecialtyMD. SpecialtyMD relies upon third parties and pharmaceutical or medical device companies, that provide the information on medical practices and product descriptions that it publishes on its website for accuracy and to avoid violating any regulatory requirements. SpecialtyMD seeks to clarify responsibilities and liabilities in both existing and future legal arrangements with providers and companies advertising their products on its website. SpecialtyMD also seeks to accompany the information it provides with appropriate disclaimers regarding its responsibility for the accuracy and content of third party information. However, these disclaimers and legal arrangements may not be effective in transferring all liability for any misstatements, errors, defamation, libel, slander or other legal or regulatory liabilities that may arise from or be embedded in the information published by SpecialtyMD. We will be conducting a thorough review of these legal arrangements, and will revise them where appropriate. However, it is possible that all legal and regulatory responsibilities cannot be transferred. Accordingly, it is possible that significant fines, penalties or judgments could result from the information provided and the activities of SpecialtyMD.

   Under the terms of our agreement with VWR, VWR provides support for the purchase of third-party, off-catalogue products, where purchasers may order products not listed in our database. A review of products previously sold under this arrangement is underway, but has not yet been completed. The type and nature of these products cannot be anticipated. To help avoid inadvertent future sales of products for which we would be required to hold governmental licenses or permits, we are in the process of putting limitations on VWR off-catalogue sales by removing certain regulated categories of compounds and implementing a screening process to prevent ordering of regulated products for which appropriate licenses and permits are not available. For purchases of those products, we intend to refer the purchaser directly to the suppliers, so that we are not involved in their sale. We cannot be sure that we may not inadvertently sell or cause to be sold and shipped products for which we should have the required governmental licenses or permits.

   We have also relied on our suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed to maintain the requisite records irrespective of the actions of its suppliers, or if either of us fails, in the future, to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then we may be held legally responsible, since we briefly held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws.

   Finally, we have relied upon our suppliers to obtain appropriate approvals for products regulated by the FDA and to comply with the requirements relating to those approvals and products. The failure of suppliers to obtain or comply with those approvals, or the failure of the product advertising or labeling to be consistent with the FDA approval for the products, or other failures by the products themselves, or our failure to keep regulatory records required by the FDA, such as complaint files, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity.

   We intend to offer for sale products only to qualified purchasers. Unless we have the necessary licenses, permits, authorizations and approvals, or an exemption or exclusion applies, we do not intend to offer for sale or cause to be sold products that are, for example:

  . prescription or over-the-counter human or animal drugs that are regulated by the FDA;

  . radioactive materials that are regulated by the Nuclear Regulatory Commission or state and local governmental authorities unless we have appropriate licenses or permits;

  . biological products intended for the treatment of humans or animals, and that are regulated respectively by the FDA and U.S. Department of Agriculture (USDA);

  . pathogenic bacteria or viruses that may introduce any contagious or infectious disease of man or animal and which are regulated by the Centers for Disease Control and Prevention and USDA as Select Agents;

  . controlled substances that are regulated by the Drug Enforcement Agency and whose distribution requires a registration;

  . products to be imported or exported (no products are currently exported) that are regulated by the U.S. Department of Commerce or other regulatory agencies;

  . explosive materials for which a license, permit or authorization is required under Bureau of Alcohol, Tobacco and Firearms regulations;

  . ozone-depleting substances that are subject to production and importation bans under the Federal Clean Air Act and the Montreal protocol; and

  .  certain polychlorinated biphenyls and asbestos-containing materials.

   We intend to continue to sell products for which we do not need a governmental license, permit, authorization or approval, or for which an exemption or exclusion applies, and will seek to comply, either directly or through our suppliers, with applicable local, state and federal laws and regulations governing the sale, packaging and labeling of these products, dispensing of information on health risks and hazards about a chemical and recordkeeping concerning these products. However, our suppliers and we may inadvertently fail to comply with applicable laws in the future. Noncompliance could seriously harm our business, results of operations and financial condition because of civil or criminal penalties and fines and negative publicity.

   For sales of VWR core products under our agreement with VWR and under agreements with a limited number of other suppliers, we act as a sales agent. In these situations, we do not take title to, or have possession of, these suppliers' products. We rely on VWR and these other suppliers to comply with all applicable local, state and federal laws. Although we are acting as a sales agent for these suppliers and do not, in this situation, take legal title to, or possession of, these products, we may still be held liable if we cause to be sold regulated products to purchasers who lack required licenses to use, store and receive these products and if the suppliers of these products have failed to adequately comply with local, state or federal laws.

   Researchers and others who are not affiliated with an enterprise customer may register to purchase through our Chemdex Marketplace. Although we require unaffiliated users to provide information about themselves, we do not independently verify the accuracy of this information. Because we do not generally meet unaffiliated users in person or visit their work sites, we are even less able to gauge whether they have appropriate storage facilities, permits or licenses compared to enterprise customers with which we generally have some direct contact or knowledge of their reputations. Therefore, we cannot be sure that we will not inadvertently sell, or cause to be sold or delivered, products for which the purchasers lack appropriate local, state or federal licenses or permits or expertise or experience to handle or use these products. We may also be subject to significant civil or criminal penalties, fines or monetary judgments as well as negative publicity, if purchasers misuse or spill, or injure themselves or third parties with, the products purchased from us.

   We are unaware of any current investigations, inquiries, citations, fines or allegations of violations or noncompliance pending by government agencies or by third parties against us. It is possible that there may be investigations or allegations we are not aware of or future investigations or allegations. We are continually reviewing applicable requirements with regard to past, present and continuing compliance, particularly concerning various licensing and sales issues. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on us for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

   Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted or interpreted in the United States and abroad with particular applicability to the Internet. It is also possible, in addition to the above-listed examples of existing laws and regulations, as well as new tax laws and regulations, that new laws and regulations may be adopted or interpreted by the United States and foreign governments, to address the sale and distribution of products utilizing the Internet. In addition, it is possible that governments will enact legislation that may be applicable to us in areas such as content, product distribution, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and re-transmission activities.

   Irrespective of President Clinton's announcement that he will ask Congress to enact legislation extending the FDA's inspection authority over drugs and possibly other medical products sold over the Internet, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation, personal privacy, product liability and environmental protection, as well as the necessity for governmental permits, labeling, certifications and the need to supply information to relevant parties, is uncertain. Most of the existing laws and regulations were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation, or governmental enforcement of existing regulations may limit the growth of the Internet, may seriously harm us by increasing our cost of doing business or increase our legal exposure. Any of these factors could have a negative effect on our business, revenues, results of operations and financial condition.

Employees

   As of February 15, 2000, we had 354 full-time employees, including 134 in research and development, 123 in supplier relations, sales and marketing, 25 in professional services and customer support and 72 in general and administrative functions. We also employ independent contractors to support our engineering, marketing, sales and support, and administrative organizations.

Directors and Executive Officers of the Registrant

   Set forth below is information regarding our directors and executive officers of Ventro as of March 1, 2000.

Name                       Age                    Position
----                       ---                    --------
David P. Perry............  31 President, Chief Executive Officer and Director
Pierre V. Samec...........  36 Chief Information Officer
Robin A. Abrams...........  48 Chief Operating Officer
James G. Stewart..........  47 Chief Financial Officer and Assistant Secretary
Neil E. de Crescenzo......  38 President and General Manager, Chemdex
John Thorpe...............  50 President and General Manager, Ventro Europe
J. Barrie Keiser..........  38 President and General Manager, Promedix
James S. Wambach..........  46 Vice President, Worldwide Sales
David A. Weber............  46 Vice President, Supplier Relations
Martha D. Greer...........  46 Vice President, Marketing
Brook H. Byers............  54 Chairman of the Board
William C. Klintworth,
 Jr. .....................  48 Director
Charles R. Burke..........  57 Director
Jonathan D. Callaghan.....  31 Director
Paul J. Nowak.............  45 Director
John A. Pritzker..........  46 Director
Naomi O. Seligman.........  66 Director
L. John Wilkerson.........  56 Director

   David P. Perry co-founded us in September 1997 and has served as our President, Chief Executive Officer and a director since September 1997. From December 1995 to April 1997, he co-founded and served in various positions, including Chief Executive Officer, of Virogen, Inc., a biotechnology company. Mr. Perry has also held various positions at Exxon Corporation, including as a Refinery Operations Supervisor from January 1994 to May 1995, a financial analyst from March 1993 to January 1994, a project manager from September 1992 to March 1993 and an engineer from September 1990 to March 1992. Mr. Perry holds an M.B.A. from Harvard University and a B.S. in chemical engineering from the University of Tulsa.

   Pierre V. Samec joined us in July 1998 as our Chief Information Officer. Prior to joining us, Dr. Samec held various positions at Charles Schwab and Co., Inc., a financial services company, including as its Senior Vice President, Retail Technology from February 1998 to July 1998, its Vice President, Software Engineering from July 1996 to January 1998 and its Vice President and Architect from January 1996 to June 1996. From August 1993 to December 1995 Dr. Samec also served as the Vice President, Software Engineering of Quintus Corporation, a software company, Dr. Samec holds an engineering degree from Ecole des Mines de Paris and an M.S. and Ph.D. in geophysics from Stanford University.

   Robin A. Abrams joined us in June 1999 as our Chief Operating Officer. Prior to joining us, Ms. Abrams served as the President of Palm Computing Inc. and the Senior Vice President of 3Com Corporation from February 1999 to June 1999. Ms. Abrams served as the President of VeriFone Inc., a secure payment systems company and a subsidiary of Hewlett-Packard, from March 1998 to February 1999, and as the Vice President of the Americas of VeriFone from February 1997 to March 1998. From June 1996 to February 1997, Ms. Abrams was the Senior Vice President of Apple Computer, Inc. and the President of Apple Americas, and from December 1994 to June 1996, Ms. Abrams served as the Vice President and General Manager of Apple Asia. Ms. Abrams holds a B.S. in political science and history and a J.D. from the University of Nebraska.

   James G. Stewart joined us in February 1999 as our Chief Financial Officer. Previously, Mr. Stewart served as the Chief Financial Officer of CN Biosciences, Inc., a chemical manufacturing and distribution company, from June 1995 to March 1999, and the President of CN Corporation, the principal operating division of CN Biosciences, Inc., from March 1998 to March 1999. From April 1994 to April 1995, Mr. Stewart served as the Chief Financial Officer of Fightertown Entertainment, Inc., a virtual reality entertainment company. From

November 1988 to April 1994, Mr. Stewart held various positions at Verteq, Inc., a semiconductor equipment company, including most recently as its Chief Financial Officer. Mr. Stewart was formerly an Audit Partner of Arthur Young & Co. Mr. Stewart holds a B.S. in business from the University of Southern California.

   Neil E. de Crescenzo joined us in January 2000 as our President and General Manager, Chemdex. Prior to joining us, Mr. de Crescenzo served as Global Services Executive for IBM Global Services from August 1999 to December 1999. Mr. de Crescenzo served as Director of Global Strategy for IBM Corporation's Public Sector business unit from January 1999 until August 1999, and as Director of Global Marketing and Business Development for IBM Corporation's Global Healthcare business unit from October 1996 until January 1999. From October 1994 to October 1996, Mr. de Crescenzo was a principal with New Health Ventures, an operating unit of Blue Cross Blue Shield of Massachusetts. Mr. de Crescenzo holds a B.A. in political science from Yale University.

   John Thorpe joined us in March 2000 as the President and General Manager, Ventro Europe. Prior to joining us, Mr. Thorpe held various positions at GE Information Systems and was the Corporate Vice President and President of Europe, the Middle East and Africa from 1997 to 1999, where he sat on the GE Chief Executives Council for Europe. Mr. Thorpe served as the Managing Director of International Network Services, a provider of solutions for complex enterprise networks, from 1994 to 1995. Mr. Thorpe holds a B.A in business studies from Portsmouth University, England.

   J. Barrie Keiser joined us in February 2000 as the President of Promedix. Prior to joining us, Mr. Keiser served as the President and General Manager of Promedix from August 1999 to February 2000. Prior to joining Promedix, Mr. Keiser served as the Corporate Vice President of Allegiance Healthcare, a provider of health-care products and cost-management services from July 1996 to August 1999. Mr. Keiser served as the Vice President, Integrated Distributions Services of Baxter International from October 1994 to July 1996. From April 1991 to October 1994, Mr. Keiser served as the Vice President, General Manager of ValueLink Business Center. Mr. Keiser holds a B.S. from Indiana University.

   James S. Wambach joined us in September 1998 as our Vice President, Worldwide Sales. Prior to joining us, Mr. Wambach served as the Senior Vice President of North American Sales Operations of Forte Software, Inc., a software company from January 1997 to June 1998. From January 1990 to December 1996, Mr. Wambach served in various positions at Sybase, Inc., a software products and services company, including most recently as its Vice President and General Manager from October 1995 to December 1996. Prior to that time, Mr. Wambach has served in various positions at Oracle Corporation, a database management and business applications company. Mr. Wambach holds a B.S. in business administration from Ohio State University.

   David A. Weber joined us in February 1999 as our Vice President, Supplier Relations. Prior to joining us, Mr. Weber served as the Vice President, Marketing at Amersham Pharmacia Biotech, a scientific services and tools company, from October 1997 to February 1999. He also served as the Vice President, Direct Marketing from May 1995 to October 1997 and as Area Director from 1990 to 1995, of Pharmacia Biotech, a division of Pharmacia & Upjohn, Inc. Mr. Weber holds a B.S. in biochemistry from Rutgers University.

   Martha D. Greer joined us in January 1999 as our Vice President, Marketing in January 1999. Prior to joining us, Dr. Greer served as Vice President, Merchandise Management of Egghead, Inc., an online seller of computers and computer-related products, from January 1997 to November 1998. Dr. Greer was employed as an independent consultant from January to December 1996. From November 1992 to January 1996, Dr. Greer served in various positions at PC Connection, a computer direct marketing company, including as its Vice President, Product Management from September 1994 to January 1996, as its Vice President, Marketing from September 1993 to September 1994, as its Director, Marketing from May 1993 to September 1993 and as its Director, Business Development from November 1992 to May 1993. Dr. Greer holds a B.A. in linguistics from Macalester College and a Ph.D. in experimental psychology from Harvard University.

   Brook H. Byers has served as one of our directors of Ventro since May 1998 and as Chairman of the Board since March 1999. Mr. Byers is a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm which he joined in 1977. He was the founding president and chairman of four lifesciences companies: Hybritech Inc., IDEC Pharmaceuticals Corporation, InSite Vision Inc. and Ligand Pharmaceuticals Inc. Mr. Byers currently serves as a director of drugstore.com and a number of privately-held technology companies. Mr. Byers serves on the Board of Directors of the University of California, San Francisco Foundation and the California Healthcare Institute. Mr. Byers holds a B.S. in electrical engineering from Georgia Institute of Technology and an M.B.A. from the Stanford Graduate School of Business.

   Charles R. Burke has served as one of our directors since January 1998. Dr. Burke has served as the President of Monument Partners, Inc., a consulting firm, since January 1998. From January 1994 to December 1997, he served as the Chief Executive Officer of Research Biochemicals Incorporated, a research reagent supply company. Dr. Burke is also a director of Endogen, Inc. Dr. Burke holds an A.B. in Chemistry from Cornell University, a M.A. with honors in biology from Colgate University and a Ph.D. in biochemistry from the University of Illinois.

   Jonathan D. Callaghan has served as one of our directors since September 1997. Mr. Callaghan has been a general partner of CMG@Ventures, a venture capital firm, since September 1997. Previously, from June 1991 to June 1995, Mr. Callaghan was an associate of Summit Partners, a venture capital firm. Mr. Callaghan also serves as a director of Vicinity Corporation. Mr. Callaghan holds a B.A. in government from Dartmouth College and an M.B.A. with distinction from Harvard University.

   William C. Klintworth, Jr. has served as one of our directors since February 2000. Mr. Klintworth served as Chairman and director of Promedix and its Chief Executive Officer since January 1999. Prior to that, from May to October 1998, he served as the Chief Development and Acquisition Officer of HTD Corporation, a national medical specialty distribution company. From April 1997 to May 1998, he served as Chief Executive Officer of Triad Medical, a medical products distributor. He served as Chief Executive Officer of Medical Companies Alliance, a medical products distributor until March 1997. Mr. Klintworth holds a B.S. in business administration from Southern Methodist University.

   Paul J. Nowak has served as one of our directors since November 1999. Mr. Nowak has served as the President and Chief Executive Officer of VWR Scientific Products since August 1999. He also serves as a director of VWR. Mr. Nowak has worked at VWR in various capacities for over 22 years, most recently as Executive Vice President of Sales and Marketing from January 1998 to August 1999, as Senior Vice President of Sales from July 1995 to January 1998, and as Senior Vice President of Operations from January 1995 to July 1995.

   John A. Pritzker has served as one of our directors since March 1998. Since 1988, Mr. Pritzker has served as President of the Red Sail Companies, sports, retail and entertainment companies which he founded, Mandara Spa LLC, a spa company which he founded, and Hyatt Ventures, Inc., a venture capital firm. Mr. Pritzker served as a Divisional Vice President of Hyatt Hotels and Resorts from 1984 to 1988. Mr. Pritzker served as director of Ticketmaster Group, Inc. for five years. He holds an A.A. from Menlo College.

   Naomi O. Seligman has served as one of our directors since June 1999. Ms. Seligman is a co-founder and has served as a senior partner of the Research Board, Inc., an information technology research group, since 1975. Ms. Seligman currently serves as a director of The Dun and Bradstreet Corporation. Ms. Seligman holds a B.A. in economics with high honors from Vassar College and an M.B.A. from the London School of Economics.

   L. John Wilkerson has served as one of our directors since March 1999. Dr. Wilkerson is a co-founder and has been a general partner of Galen Associates, a venture capital firm, since May 1990, and has been a consultant to The Wilkerson Group, a health care products consulting firm, since May 1996. Previously, Dr. Wilkerson served as a Vice President of Smith Barney. He is currently a director of British Biotech Plc, Stericycle, Inc. and TheraTX, Incorporated. Dr. Wilkerson holds a B.S. in plant science from Utah State University and an M.S. and Ph.D. in economics from Cornell University.

ITEM 2. PROPERTIES

   Our executive, administrative and operating offices are located in approximately 67,000 square feet of leased office space located in Mountain View, California under a lease expiring in February, 2005. We also have approximately 34,000 square feet in Palo Alto, California pursuant to a lease that expires in December 2003. In November 1999, the Company entered into a sublease agreement for the Palo Alto facilities which commenced on December 1, 1999 and will end on December 31, 2003. The Company also maintains sales offices in Ann Arbor, Michigan, Princeton, New Jersey, and the United Kingdom. Upon the closing of our acquisition of Promedix and SpecialtyMD on February 10, 2000, we added approximately 63,000 square feet in Salt Lake City, Utah, under two leases expiring in November 2000 and October, 2005. In February 2000, we leased an additional 27,000 square feet at our headquarters in Mountain View, California pursuant to a lease expiring in February, 2005.

ITEM 3. LEGAL PROCEEDINGS

   On March 3, 2000, Chemidex, Inc. filed a complaint in the United States District Court, District of Kansas (File No. 00-2107) alleging infringement of its service mark registration, unfair competition and false designation of origin and false representation. Chemidex is seeking, among other relief, a preliminary and permanent injunction from us using the Chemdex and Chemdex.com marks, including the Chemdex website domain name, and compensatory damages. Based on our preliminary investigation, we believe that we have meritorious defenses to Chemidex's claims and intend to vigorously defend ourselves in any litigation that may arise from these claims. We are unable at this time to predict the outcome of this litigation. If any litigation were to be decided adversely to us, we could be enjoined from future use of the names Chemdex and Chemdex.com and we might be required to pay substantial damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Price Range of Common Stock

   Our common stock was traded on the Nasdaq National Market under the symbol "CMDX" starting on July 27, 1999 and has been traded under the current symbol "VNTR" since March 1, 2000. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices of the Company's common stock as reported by the Nasdaq National Market for the periods indicated.

                                                                Common
                                                                Stock
                                                                Price
                                                              -------------
                                                              High     Low
                                                              -----    ----
Year Ended December 31, 1999
 Third Quarter (from July 27, 1999).......................... $ 34 7/8 $15 1/8
 Fourth Quarter..............................................   143     29 7/16

   On March 2, 2000, the last reported sales price of our common stock on the Nasdaq National Market was $218.31 per share. As of March 2, 2000, there were approximately 12,000 stockholders of record of our common stock.

Dividend Policy

   We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Use of Proceeds

   On July 27, 1999, Ventro completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, BancBoston Robertson Stephens and Volpe Brown Whelan and Company. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1. (No. 333-78505). The Securities and Exchange Commission declared the Registration Statement effective on July 26, 1999.

   The offering commenced on July 27, 1999. The total number of shares sold was 8,625,000 (including the underwriters' over-allotment option). The initial public offering price was $15.00 per share for an aggregate initial public offering of $129.4 million.

   We paid a total of $9.1 million in underwriting discounts and commissions and approximately $2.9 million has been or will be paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Ventro or their associates, persons owning 10 percent or more of any class of equity securities of Ventro or an affiliate of Ventro.

   After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to Ventro from the offering were approximately $117.4 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in money market funds, and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  Period from
                                                                  September 4,
                                                                      1997
                                                  Year Ended      (Inception)
                                                 December 31,       Through
                                               -----------------  December 31,
                                                 1999     1998        1997
                                               --------  -------  ------------
                                                 (in thousands, except per
                                                        share data)
Consolidated Statement of Operations Data:
Net revenues.................................. $ 30,840  $    29     $  --
Cost of revenues..............................   29,306       22        --
                                               --------  -------     ------
Gross profit..................................    1,534        7        --
Operating expenses:
  Research and development....................   17,734    3,439        197
  Sales and marketing.........................   23,024    3,247         86
  General and administrative..................   10,352    1,745        121
  Amortization of deferred stock-based
   compensation...............................    1,992      372        --
                                               --------  -------     ------
Total operating expenses......................   53,102    8,803        404
                                               --------  -------     ------
Operating loss................................  (51,568)  (8,796)      (404)
Interest expense..............................     (168)      (2)       --
Interest and other income.....................    3,163      310        --
                                               --------  -------     ------
Net loss...................................... $(48,573) $(8,488)    $ (404)
                                               ========  =======     ======
Basic and diluted net loss per share.......... $  (3.17) $ (4.79)    $ (.24)
                                               ========  =======     ======
Weighted average common shares outstanding--
 basic and diluted............................   15,322    1,772      1,704
                                               ========  =======     ======

                                                    As of December 31,
                                               -------------------------------
                                                 1999     1998        1997
                                               --------  -------  ------------
                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments.................................. $103,095  $ 5,990     $1,346
Working capital...............................   82,130    4,489      1,116
Total assets..................................  163,933    8,168      1,728
Long-term debt and capital lease obligations,
 net of current portion.......................      494      --           6
Total liabilities.............................   38,914    1,820        280
Total stockholders' equity....................  125,019    6,348      1,448

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where in any forward-looking statement, we or our management express an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

Overview

   Ventro Corporation, formerly known as Chemdex Corporation, is a leading builder and operator of vertical marketplace companies that enter into transactions with enterprises, buyers and suppliers, enabling them to streamline business processes, enhance productivity and reduce costs. Ventro marketplace companies offer e-commerce solutions consisting of extensive online marketplaces, electronic procurement, the systems integration needed to interface with third party and back office systems and comprehensive services and support.

   We are currently operating or developing four Ventro marketplace companies that are either wholly-owned by us or in which we own a minority interest. Chemdex is a division of ours and is a leading provider of e-commerce solutions to the life sciences research products market. Promedix, a wholly-owned subsidiary of ours, will address the specialty medical products marketplace. We have a joint venture with Tenet to form a new company called Broadlane, which will provide e-commerce solutions for the high-volume, hospital and medical supplies market, initially focusing on commodity hospital supplies. Finally, we and DuPont formed Industria Solutions to provide e-commerce solutions for the fluid processing industry. Broadlane and Industria Solutions are currently in the development stage. We are a minority shareholder in each of Broadlane and Industria Solutions.

   We acquired Promedix and SpecialtyMD on February 10, 2000. The acquisitions will be accounted for under the purchase method of accounting. The acquisition costs of Promedix and SpecialtyMD are estimated to be $325.3 million and $107.7 million, respectively. The intangible assets acquired in the Promedix and SpecialtyMD acquisitions are estimated at $323.8 million and $107.9 million, respectively. In addition, we expect to record $13.1 million of compensation expense based on the 15 month vesting schedule of restricted stock issued as part of the SpecialtyMD acquisition. The intangible assets will be amortized over two to three years and the amortization expense is estimated to be approximately $144.4 million per year, beginning February 10, 2000. Promedix had no revenue and a loss from continuing operations of $12.1 million for 1999. SpecialtyMD had $31,000 of revenue and a net loss of $4.3 million for 1999.

   Net revenues consist primarily of product sales to customers and charges to customers for outbound freight. Under most of our supplier agreements we are acting as a principal in purchasing products from our suppliers and reselling them to our customers so that we recognize net revenues equal to the amount paid by our customers and cost of revenues equal to the amount we pay to our suppliers for these products. Under our principal-based agreements, we are responsible for selling the products, collecting payment from customers, ensuring that the shipment reaches customers and processing returns. In addition, we take title to products upon shipment and bear the risk of loss for collection, delivery and merchandise returns from customers. Some of our agreements with our suppliers treat us as an agent of the supplier, in which case we receive a percentage fee on product sales. We recognize revenue from product sales, net of any discounts, and from fees under agency-based supplier agreements, when the products are shipped to customers. Products are shipped directly to customers by suppliers based on customer delivery date specifications.

Results of Operations

   The following table sets forth, for 1999, items from our consolidated statement of operations expressed as a percentage of net revenues:

                                                                     Year Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
Net revenues.......................................................      100 %
Cost of revenues...................................................       95
                                                                        ----
Gross profit.......................................................        5
Operating expenses:
  Research and development.........................................       58
  Sales and marketing..............................................       75
  General and administration.......................................       33
  Amortization of deferred stock-based compensation................        6
                                                                        ----
   Total operating expenses........................................      172
                                                                        ----
Operating loss.....................................................     (167)
Interest expense...................................................       (1)
Interest income and other..........................................       10
                                                                        ----
Net loss...........................................................     (158)%
                                                                        ====

   Comparison of the Years Ended December 31, 1999 and 1998

   Net Revenues. Net revenues increased to $30.8 million for 1999 from $29,000 for 1998. The increase in sales volume is primarily due to the increase in our customer base and increased market acceptance of our procurement solution.


   In the future, the level of our net revenues will depend on a number of factors including, but not limited to, the:

  . number of customers we are able to obtain;
  . frequency of our customer's purchases;
  . quantity and mix of products our customers purchase;
  . quantity of the types of products we are able to offer for sale; . price we charge for our products;
  . amount we charge for shipping;
  . extent of sales incentives we offer;
  . level of customer returns we experience;
  . seasonality that we may experience; and . number of vertical marketplaces we enter.

   Cost of Revenues. Cost of revenues increased to $29.3 million for 1999 from $22,000 for 1998. Cost of revenues consists primarily of the costs of acquiring products from our suppliers for sale to our customers and shipping costs related to product purchased. During 1999, cost of revenues in absolute dollars, increased consistent with the significant increases in revenues. Our gross margin for 1999 was approximately 5%. Cost of revenues as a percentage of net revenues will fluctuate based on a number of factors, including, but not limited to, the following:

  . the cost of our products and purchase discounts that we negotiate with individual suppliers;
  . our pricing strategy relative to the cost of our products;
  . the mix of products our customers purchase; and . our price strategy for shipping relative to the cost of shipping.

   Operating Expenses

   Research and Development. Research and development expenses increased by $14.3 million to $17.7 million for 1999 from $3.4 million for 1998. Research and development expenses consist of personnel and other expenses associated with developing, updating and enhancing the software used for the Chemdex Marketplace. Our research and development expenses have increased each quarter since inception, primarily due to increased staffing and associated costs related to the design, development and maintenance of the Chemdex Marketplace, as well as content and design expenses.

   We expect that research and development expenses will increase in absolute dollars in the future as we:

  . continue to enhance and improve our Internet-based purchasing solution; . add increasing amounts of supplier data to our databases;
  . develop and introduce new solutions and services; and . integrate our Internet-based purchasing system with our customers' and suppliers' systems.

   Sales and Marketing. Sales and marketing expenses increased by $19.8 million to $23.0 million for 1999 from $3.2 million for 1998. Sales and marketing expenses consist primarily of advertising and promotion in support of the development of our marketing strategy, payroll and related expenses for personnel engaged in supplier relations, enterprise sales activities, enterprise account management and amortization expenses related to our VWR and BIO agreements. Sales and marketing expenses have increased since inception as we have continued to expand our sales and marketing efforts primarily relating to our corporate marketing and branding strategy associated with our name change. We expect sales and marketing expenses to increase in absolute dollars as we continue to pursue our vertical market strategy and promote our brands. In connection with our strategic relationship with VWR, we issued 2,538,405 shares of common stock valued at $13.9 million. The fair value of the stock is being amortized, on a straight-line basis, into sales and marketing expense over four years, the estimated useful life of this intangible asset.

   General and Administrative. General and administrative expenses increased to $10.4 million for 1999 from $1.8 million for 1998. General and administrative expenses consist primarily of administrative personnel salaries, fees for professional services, travel and corporate facility expenses. General and administrative expenses have increased primarily as a result of the addition of finance and administrative personnel, costs of leasing additional office space to support our growth and expenses related to increased professional service fees. We expect our general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the anticipated growth of our business.

   Amortization of Deferred Stock-Based Compensation. We have recorded aggregate deferred stock-based compensation of $8.7 million in connection with some of the stock options we granted through December 31, 1999. For 1998 and 1999, we expensed $372,000 and $2.0 million, respectively, related to the amortization of deferred stock-based compensation. The deferred stock-based compensation amounts are being amortized over the vesting period of the stock options which is generally four years.

   Interest Expense. Interest expense increased to $168,000 for 1999 from $2,000 for 1998. Interest expense consists primarily of interest related to financed equipment and other financing arrangements.

   Interest Income and Other. Interest income and other, net increased to $3.2 million for 1999 from $310,000 for 1998. Interest income and other, net has been derived primarily from earnings on investments in cash equivalents and short-term investments. Interest during the second half of 1999 increased significantly due to increased cash, cash equivalents and short-term investments resulting from the net proceeds of our initial public offering on July 27, 1999.

   Provision for Income Taxes. We incurred net losses and accordingly did not record a provision for income taxes for any of the periods presented. At December 31, 1999, we had federal and state net operating loss carryforwards of approximately $54.0 million and $54.0 million, respectively. These net operating loss carryforwards will expire at various dates beginning in 2002 through 2019 if not utilized. Certain future changes in our share ownership, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history.

  Comparison of the Period from September 4, 1997 (Inception) Through December 31, 1997 to the Year Ended December 31, 1998

   From September 4, 1997, the date of our inception, through November 1998, we were in the development stage and had only nominal net revenues, cost of revenues and operating expenses. As a result, our results of operations for the period from September 4, 1997 to December 31, 1997 were immaterial. Therefore, we believe that a comparison of the period from September 4, 1997 to December 31, 1997 to any period of 1998 is not meaningful.

Liquidity and Capital Resources

   Prior to our initial public offering in July 1999, we funded our operations primarily by the private sale of our equity securities, through which we raised approximately $45.0 million. In July 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $117.4 million. As of December 31, 1999, our principal sources of liquidity included approximately $103.1 million of cash, cash equivalents and short-term investments and $4.1 million in equipment financing arrangements.

   Net cash used in operating activities totaled $41.3 million and $6.8 million for the year ended December 31, 1999 and 1998, respectively. The net cash used in operating activities during these periods was primarily due to our net losses, which were partially offset by non-cash charges of depreciation and amortization of deferred compensation, amortization of intangible assets, and increases in accounts payable, accrued expenses and accrued compensation.

   Net cash used in investing activities totaled $90.5 million for 1999. We had cash purchases of $9.3 million of computer equipment, computer software, office furniture and leasehold improvements during 1999. In addition, during 1999 we had net purchases of $81.2 million of short-term investments. Net cash used in investing activities for 1998 was $1.6 million and primarily related to purchases of computer equipment, and office furniture.

   Net cash provided by financing activities was $147.7 million for 1999 and $13.0 million for 1998. Net cash from financing activities during 1998 resulted primarily from the sale of preferred stock. Net cash provided by financing activities during 1999 resulted primarily from the sale of preferred stock and proceeds from our initial public offering.

   We currently anticipate that cash, cash equivalents and short-term investments at December 31, 1999, together with our equipment lease lines, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis until we achieve profitability, if ever. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Year 2000

   To date, we have not experienced any year 2000 related problems with our internally developed software or our third-party supplied software and computer systems, and we are not aware of any failure of our systems or of our third-party suppliers to be year 2000 compliant that could impact our business or operations.

Recent Accounting Pronouncements

   In June 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which we will be required to adopt for the year ending December 31, 2001. This statement establishes a new model for accounting for derivatives and hedging activities. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on our financial condition or results of operations.

   Based on generally accepted accounting principles, we include in our net revenues the gross revenues from sales of products and related shipping fees, net of discounts and provisions for sales returns and other allowances, as we are acting as a principal in purchasing products from our suppliers and reselling them to our customers. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, the Emerging Issues Task Force may prepare new guidance in this area. If any guidance is proposed and subsequently implemented, these initiatives may limit the ability of Internet businesses to include in revenues the gross value of product sales between buyers and sellers. We cannot predict at this time whether any initiatives will be proposed or adopted or whether they will require us to change our method of recognizing revenues for financial reporting purposes. If we are required to change our accounting policies, we may in the future report substantially lower revenues, and we may be required to restate the results from earlier periods. This could cause the market price of our common stock to fall significantly.

Special Investment Considerations

   An investment in our securities involves significant risks, including those described below. These risks relate to our business model, our need to manage rapid growth, our financial results and low gross margins, possible changes in accounting rules, our level of debt and credit risk, the need to respond to rapid technological change, possible exposure to product liability claims and our need to continuously raise new capital expand.

   Our actual results may differ materially from those expressed in any forward-looking statement as a result of certain factors, including but not limited to those set forth under and included in other portions of the document.

   Our business model is not proven and may not be successful

   Our business-to-business e-commerce model is based on our expansion into a number of vertical marketplaces. This business model is new and not proven and depends upon our ability, among other things, to:

  . sell our purchasing solution to pharmaceutical and biotechnology companies, hospitals and other healthcare providers and academic and research institutions;

  . achieve high rates of adoption by users within life sciences and healthcare customers;

  .  successfully identify and enter attractive vertical markets;

  . maintain our current suppliers and enter into agreements with additional suppliers;

  . leverage our operational and technical expertise and our electronic commerce platform;

  .  rapidly scale our operations;

  .  generate significant revenues from our vertical marketplaces; and

  . obtain higher website traffic and transaction volumes and increase our productivity.

   We cannot be certain that our business model will be successful or that we can achieve or sustain revenue growth or generate any profits. The success of this business model will require, among other things, that we develop and market solutions that achieve broad market acceptance by our customers, suppliers, users and strategic partners. We cannot be certain that business-to-business electronic commerce generally, or our purchasing and product information solution, services and brand in particular, will achieve broad market acceptance. For example, purchasers may continue obtaining product information and purchasing products through their existing methods and may not adopt an Internet-based purchasing solution because of their comfort with existing information gathering and purchasing habits and direct supplier relationships, the costs and resources required to switch purchasing methods, the need for products and product information not offered through our vertical marketplaces, security and privacy concerns, general reticence about technology or the Internet or the failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability.

   We have focused on the life sciences industry and our efforts to expand to other industries may not succeed

   To date, we have focused our business on providing an online marketplace for the life sciences industry and our primary offering has been the Chemdex Marketplace. However, we intend to develop marketplaces for other vertical markets, including the healthcare industry, through Promedix and Broadlane, as well as to the fluid processing industry, through Industria Solutions. Businesses may be less likely to use our marketplaces in industries outside of the life sciences industry. Even if they do, we may need to develop additional expertise or industry-specific knowledge which we may not be able to do in a timely manner. Therefore, we may not succeed in establishing successful marketplaces for industries outside of the life sciences industry. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced marketplaces for other industries in the future. In addition, those marketplaces may not meet the requirements of the particular vertical market and therefore, may not achieve market acceptance.

   We will need to manage our growth, and to a certain extent the growth of our joint ventures, and may also need to manage additional integration challenges

   Since inception, we have experienced expansion of our operations that has placed significant demands on our administrative, operational and financial resources. We expect the demands on our resources to intensify as a result of our recent acquisitions and joint ventures and our strategy to pursue additional acquisitions and joint ventures in the future. As of February 15, 2000, we had grown to 354 employees. We are seeking to hire a significant number of new employees to support our business.

   To manage future growth, we must improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our work force. We cannot assure you that we will be able to perform these actions successfully. We intend to continue to invest in improving our financial systems and controls in connection with higher levels of operations. Managing acquired businesses and joint ventures entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. We cannot assure you that we will be able to effectively achieve growth, or manage any growth, and failure to do so could seriously harm our operating results.

   We have a history of losses and anticipate continued losses for the foreseeable future

   We, as well as our recently acquired companies, have had substantial losses since inception. We incurred net losses of approximately $48.6 million in 1999, Promedix incurred net losses of approximately $16.2 million in 1999 and SpecialtyMD incurred net losses of approximately $4.3 million in 1999. We expect our losses to increase in the future and we cannot assure you that we will ever achieve or sustain profitability. The extent of these losses in the future will be contingent, in part, on our gross margins and the amount of growth in our revenue. The extent of these losses in the future will also be contingent, in part, on the amount of growth in our operating expenses, which we plan to increase as we continue to enter new vertical markets. As of December 31, 1999, we had an accumulated deficit of approximately $57.5 million. If our revenues fail to grow at anticipated rates, our gross margins decline or operating expenses increase without a commensurate increase in revenues, or we fail to adjust operating expense levels accordingly, the imbalance between revenues, cost of revenues and operating expenses will negatively affect our business, revenues, results of operations and financial condition. Our historical financial information is of limited value in projecting future operating results because of the lack of our operating history as a combined organization and the emerging nature of our markets.

   To date, we have derived revenues primarily from product sales through our Chemdex Marketplace. Promedix has had minimal revenues, and neither Industria Solutions nor Broadlane has had any revenues. In order to increase our revenues, we must, among other things:

  . attract new enterprise customers to and retain existing enterprise customers in each of our vertical marketplaces;

  . encourage users employed by our enterprise customers to adopt our Internet-based purchasing solution and to use it frequently;

  . increase the breadth of our product offering by adding and maintaining supplier and content partner relationships; and

  . develop new sources of revenues and expand into other vertical markets beyond our existing revenue sources and vertical markets.

   If we are unable to accomplish one or more of these objectives, our revenues may not grow and our business, revenues, financial condition and results of operations will be negatively affected. We may not be able to build on our current sources of revenues by adding additional products or services or expanding into additional vertical markets. Even if we do add additional products or services or expand into additional vertical markets, there are economic, legal, regulatory and other risks associated with adding these new revenue sources. For example, we may post advertisements on our website to generate advertising revenue. However, our supplier relationships may be harmed if our suppliers associate advertisements posted on our website with a bias in our offering of life sciences research products or specialty healthcare products.

   Our gross margins are low and we will have to increase productivity in our business to be profitable

   Our gross margin for 1999 was approximately 5.0%. We negotiate the price discounts we receive from our suppliers, and thus we are vulnerable to any decrease in these discount rates. Any decrease would have a significant negative impact on our financial results. Our gross margins on sales of life sciences research products are small relative to the margins earned by traditional distributors of life sciences research products. We expect that our gross margins in our other vertical marketplaces will be similar to those in the Chemdex Marketplace. If we do not increase the discounts that we negotiate from suppliers, substantially increase our revenues and scale our business in a manner that generates increased productivity, including further automation of our purchasing solution, we may never achieve profitability.

   In addition, due to our low gross margins, unexpected costs or expenses we incur would substantially affect our ability to achieve or maintain operating profits. For example, we generally bear the risks of the loss of products upon shipment by our suppliers to our customers, of product returns and refunds to our customers and of non-collection of accounts receivable. Although we maintain insurance for claims for damages to our customers or others caused by our products, we do not have insurance coverage for product returns or uncollectible accounts receivable or have adequate insurance coverage for the costs of products lost during shipment.

   New accounting rules could be proposed that might require us to report substantially lower revenues

   Based on generally accepted accounting principles, we include in our net revenues the gross revenues from sales of products and related shipping fees, net of discounts and provisions for sales returns and other allowances as we are acting as a principal in purchasing products from our suppliers and reselling them to our customers. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, the Emerging Issues Task Force may prepare new guidance in this area. If any guidance is proposed and subsequently implemented, these initiatives may limit the ability of Internet businesses to include in revenues the gross value of product sales between buyers and sellers. We cannot predict at this time whether any initiatives will be proposed or adopted or whether they will require us to change our method of recognizing revenues for financial reporting purposes. If we are required to change our accounting policies, we may in the future report substantially lower revenues, and we may be required to restate the results from earlier periods. This could cause the market price of our common stock to fall significantly.

   Significant credit card fraud could harm our net revenues

   If we are unable to adequately prevent or detect fraudulent credit card transactions, our net sales results of operations would be harmed. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

   Our solution and services are new and face rapid technological changes and if we do not respond appropriately, we may lose customers

   The markets for our solution are characterized by rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. As a result, our future success depends upon our ability to enhance our current Internet-based purchasing solution and services, to develop and introduce new solutions and services that will achieve market acceptance and, where necessary to integrate our Internet-based purchasing solution with our customers' enterprise resource planning systems. If we do not adequately respond to the need to develop and introduce new solutions or services, or to integrate with our customers' enterprise resource planning systems, then our business, revenues, results of operations and financial condition will be negatively affected. For example, we may lose market share and ultimately revenue as our customers switch to our competitors' offerings if:

  . we are unable to develop technology that is a success in a particular marketplace;

  . our technology does not integrate with our customers' and suppliers' systems; and

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

   We must devote significant resources toward attracting users in order to grow our business

   Recognition and positive perception of the Chemdex and Promedix brand names in the life sciences and specialty medical products industries and the Ventro brand name in general are important to our success. We have only recently changed our name to Ventro and begun pursuing our vertical market strategy. We intend to significantly expand our advertising and publicity efforts in the near future. However, we may not achieve our desired goal of increasing the awareness of our brand names. Even if recognition of our brand names increases, it may not lead to an increase in the number of visitors to our online marketplaces or increase the number of users of our services. In addition, as part of our brand building efforts, we intend to undertake a number of promotional programs that will result in increased marketing expense and these programs may not be successful.

   We may be exposed to product liability claims

   We face potential liability for claims based on the type and adequacy of the information and data that we obtain from suppliers and make available, and the nature of the products that we sell and distribute utilizing the Internet, including claims for breach of warranty, product liability, misrepresentation, violation of governmental regulations, defamation, libel, slander or publishing otherwise inaccurate, biased, incomplete or misleading information, or information that invades or violates privacy, confidentiality, patents, copyrights or other rights, and other commercial and tortious claims. We also bear the risk of liability for product loss, spill or release, and resulting damages to persons and property during delivery by the supplier to the customer and return by the customer to the supplier. We do not pass through the manufacturers' warranties on the products we distribute. However, we bear the risk of loss of revenue from the product sale if a purchaser does not pay for a defective product. We also bear some risk if our suppliers have not obtained appropriate approvals for products regulated by the FDA and other governmental agencies, or do not comply with the requirements relating to those products or approvals. The failure to obtain or comply with those requirements or approvals, or other failures by these products themselves, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity. Although we maintain general liability insurance, our insurance may not cover some claims, penalties or spills, is subject to policy limits and exclusions and may not be adequate to fully indemnify us or our employees for any civil, governmental or criminal liability that may be imposed. Furthermore, this insurance may not be available at commercially reasonable rates in the future. Any liability not covered by our insurance or in excess of our insurance coverage could have a negative effect on our business, results of operations and financial condition. Our liability is potentially greater with respect to sales to users and others that are not affiliated with an enterprise customer.

   Because we facilitate the sale of many different life sciences and specialty medical products by suppliers, and publish information about medical products and procedures, we may become subject to legal proceedings regarding defects in these products or the information provided. In addition, we take title to certain products between the period of time after the supplier has delivered the product but before the product has been accepted by the customer. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, or divert management's attention and resources and result in significant liability.

   We also seek to rely upon our suppliers, pass on all regulatory responsibilities and obtain indemnification from our suppliers against some of these claims. However, the transfer of liabilities and indemnification may be inadequate, unclear or incomplete, the scope of the indemnification is limited, a few of our suppliers have not agreed to indemnify us and some suppliers may be unable or unwilling to indemnify us in the future. In addition, we are not in a position to monitor our suppliers' activities or the accuracy of the information they provide to us. Therefore, we are exposed to liability and risk for these claims.

   We may require additional capital for our operations, which could have a negative effect on your investment

   We currently anticipate that our existing borrowing arrangements and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the future in order to fund rapid expansion, to pursue customer sales and implementation, to develop new or enhanced solutions and services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. Our joint ventures, in particular, may require us to raise additional funds because we may be responsible, at our own expense, for building and growing the infrastructure that will be required to support the joint ventures.

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

   System failure may cause interruption of our services

   The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Currently our infrastructure and systems are located at one site at Exodus Communications in Sunnyvale, California. We anticipate adding a mirror site at a different, distant location. Until then, we depend on our single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our service, fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our services.

   Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that could occur. Any failure on our part to expand our system or Internet infrastructure to keep up with the demands of our customers and users, or any system failure that causes an interruption in service or a decrease in responsiveness of our Internet-based purchasing solution or website, could result in fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our brand names, which would harm our business, revenues, financial condition and results of operations.

   Regulation or taxation of the Internet or transacting business over the Internet may inhibit the growth of our Internet-based purchasing solution

   Due to the increasing popularity and use of the Internet and of e-commerce, it is possible that a number of taxes, laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet and e-commerce transactions. It is possible that governments will adopt taxes and enact legislation that may be applicable to us in areas such as content, product distribution, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and re-transmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. Taxes, laws or regulations may limit the growth of the Internet, dampen e-commerce and reduce the number of transactions, increase our cost of doing business or increase our legal exposure. Any of these factors could have a negative effect on our business, revenues, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk Disclosures

   The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The Company does not have derivative financial instruments for speculative or trading purposes.

 Interest Rate Sensitivity

   The Company maintains a short-term investment portfolio consisting of mainly income securities with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. We do not expect any material loss with respect to our investment portfolio.

 Foreign Currency Risk

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements and Schedule

   The following financial statements of Ventro Corporation are filed as part of this Report on Form 10-K:

                                                                           Page
                                                                           ----
Ventro Corporation Consolidated Financial Statements:
Independent Auditors' Report.............................................   38

Consolidated Balance Sheets at December 31, 1999 and 1998................   39

Consolidated Statements of Operations for fiscal years ended December 31,
 1999, 1998 and period from inception (September 4, 1997) through
 December 31, 1997.......................................................   40

Consolidated Statements of Stockholders' Equity for fiscal years ended
 December 31, 1999, 1998 and period from inception (September 4, 1997)
 through December 31, 1997 ..............................................   41

Consolidated Statements of Cash Flows for fiscal years ended December 31,
 1999, 1998 and period from inception (September 4, 1997) through
 December 31, 1997.......................................................   42

Notes to Consolidated Financial Statements...............................   43

Financial Statement Schedules:

Valuation and Qualifying Accounts........................................   57

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ventro Corporation

   We have audited the accompanying consolidated balance sheets of Ventro Corporation (formerly "Chemdex Corporation") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (September 4, 1997) through December 31, 1997. Our audits also included the financial schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventro Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (September 4, 1997) through December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                            /s/ Ernst & Young
                                                             LLP

San Jose, California
February 7, 2000, except for
Note 18, as to which the date is
February 10, 2000 and
Note 19, as to which the date is March 6, 2000

                               VENTRO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $ 21,934  $ 5,990
  Short-term investments....................................   81,161       --
  Accounts receivable, net of allowances for doubtful
   accounts of $664 and $2 in 1999 and 1998, respectively...   12,414       32
  Other current assets......................................    5,041      287
                                                             --------  -------
    Total current assets....................................  120,550    6,309
Property and equipment, net.................................   10,264    1,558
Intangible and other assets, net............................   33,119      301
                                                             --------  -------
    Total assets............................................ $163,933  $ 8,168
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  8,373  $   543
  Accrued compensation......................................    3,958      512
  Accrued expenses..........................................   25,720      760
  Current obligations under capital lease...................       --        5
  Current portion of notes payable..........................      369       --
                                                             --------  -------
    Total current liabilities...............................   38,420    1,820
Notes payable, less current portion.........................      494       --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, 2,500 authorized; none outstanding.......       --       --
  Convertible preferred stock, $.0002 par value; 34,075
   shares authorized; none and 11,446 shares issued and
   outstanding as of December 31, 1999 and 1998.............       --        2
  Common stock, $.0002 par value; 175,000 shares authorized;
   32,763 and 3,922 shares issued and outstanding as of
   December 31, 1999 and 1998...............................        7        1
  Additional paid-in capital................................  189,842   18,379
  Deferred compensation.....................................   (6,380)  (2,992)
  Notes receivable from stockholders........................     (985)    (150)
  Accumulated deficit.......................................  (57,465)  (8,892)
                                                             --------  -------
    Total stockholders' equity..............................  125,019    6,348
                                                             --------  -------
      Total liabilities and stockholders' equity............ $163,933  $ 8,168
                                                             ========  =======

              See accompanying notes to the financial statements.

                               VENTRO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                   Period from
                                                                    Inception
                                                                  (September 4,
                                                 December 31,     1997) through
                                               -----------------  December 31,
                                                 1999     1998        1997
                                               --------  -------  -------------
Net revenues.................................. $ 30,840  $    29     $   --
Cost of revenues..............................   29,306       22         --
                                               --------  -------     ------
  Gross profit................................    1,534        7         --
Operating expenses:
  Research and development(1).................   17,734    3,439        197
  Sales and marketing(2)......................   23,024    3,247         86
  General and administrative(3)...............   10,352    1,745        121
  Amortization of deferred stock based
   compensation...............................    1,992      372         --
                                               --------  -------     ------
    Total operating expenses..................   53,102    8,803        404
                                               --------  -------     ------
Operating loss................................  (51,568)  (8,796)      (404)
Interest expense..............................     (168)      (2)        --
Interest income and other, net................    3,163      310         --
                                               --------  -------     ------
Net loss...................................... $(48,573) $(8,488)    $ (404)
                                               ========  =======     ======
Basic and diluted net loss per share.......... $  (3.17) $ (4.79)    $(0.24)
                                               ========  =======     ======
Weighted average shares of common stock used
 in computing basic and diluted net loss per
 share........................................   15,322    1,772      1,704
                                               ========  =======     ======

--------
(1) Excluding $737 and $138 in amortization of deferred stock based compensation in 1999 and 1998, respectively.

(2) Excluding $916 and $171 in amortization of deferred stock based compensation in 1999 and 1998, respectively.

(3) Excluding $339 and $63 in amortization of deferred stock based compensation in 1999 and 1998, respectively.


              See accompanying notes to the financial statements.

                               VENTRO CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                           Convertible
                            Preferred
                              Stock       Common Stock  Additional                                         Total
                          --------------- -------------  Paid-In     Deferred     Notes    Accumulated Stockholders'
                          Shares   Amount Shares Amount  Capital   Compensation Receivable   Deficit      Equity
                          -------  ------ ------ ------ ---------- ------------ ---------- ----------- -------------
Issuance of Series A
 preferred stock at
 $0.6994 per share, net
 of issuance costs......    2,696   $  1      --  $ --   $  1,850    $    --      $  --     $     --     $  1,851
Issuance of common stock
 to founders on
 incorporation..........       --     --   2,570     1         --         --         --           --            1
Net loss................       --     --      --    --         --         --         --         (404)        (404)
                          -------   ----  ------  ----   --------    -------      -----     --------     --------
Balance at December 31,
 1997...................    2,696      1   2,570     1      1,850         --         --         (404)       1,448
Issuance of Series A
 preferred stock at
 $0.6994 per share, net
 of issuance costs......      100     --      --    --         45         --         --           --           45
Issuance of Series B
 preferred stock at
 $1.50 per share, net of
 issuance costs.........    8,650      1      --    --     12,929         --         --           --       12,930
Exercise of stock
 options, net of
 repurchases............       --     --   1,352    --        191         --       (150)          --           41
Deferred compensation
 relating to stock
 options................       --     --      --    --      3,364     (3,364)        --           --           --
Amortization of deferred
 compensation relating
 to stock options.......       --     --      --    --         --        372         --           --          372
Net loss................       --     --      --    --         --         --         --       (8,488)      (8,488)
                          -------   ----  ------  ----   --------    -------      -----     --------     --------
Balance at December 31,
 1998...................   11,446      2   3,922     1     18,379     (2,992)      (150)      (8,892)       6,348
Issuance of Series C
 preferred stock at
 $5.716 per share, net
 of issuance costs......    5,300      1      --    --     30,197         --         --           --       30,198
Conversion of preferred
 shares into common
 stock upon Initial
 Public Offering........  (16,746)    (3) 16,746     3         --       ----         --           --           --
Issuance of shares upon
 Initial Public
 Offering, net of
 issuance costs.........       --     --   8,625     2    117,403         --         --           --      117,405
Issuance of common
 stock..................       --     --   2,726     1     15,691         --         --           --       15,692
Exercise of stock
 options, net of
 repurchases............       --     --     744    --      1,856         --       (844)          --        1,012
Deferred compensation
 relating to stock
 options................       --     --      --    --      5,380     (5,380)        --           --           --
Amortization of deferred
 compensation...........       --     --      --    --         --      1,992         --           --        1,992
Issuance of warrants....       --     --      --    --        936         --         --           --          936
Payment on notes
 receivable.............       --     --      --    --         --         --          9           --            9
Net loss................       --     --      --    --         --         --         --      (48,573)     (48,573)
                          -------   ----  ------  ----   --------    -------      -----     --------     --------
Balance at December 31,
 1999...................       --   $ --  32,763  $  7   $189,842    $(6,380)     $(985)    $(57,465)    $125,019
                          =======   ====  ======  ====   ========    =======      =====     ========     ========

                See accompanying notes to financial statements.

                               VENTRO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Period from
                                                                     Inception
                                                  Year Ended       (September 4,
                                                 December 31,      1997) through
                                               ------------------  December 31,
                                                 1999      1998        1997
                                               ---------  -------  -------------
Operating activities:
Net loss.....................................  $ (48,573) $(8,488)    $ (404)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization...............      1,749      301          7
 Amortization of deferred compensation and
  fair value of warrants.....................      4,884      372         --
 Loss on disposition of property and
  equipment..................................         --        8         --
 Issuance of common stock for services.......        637       --         --
 Changes in operating assets and liabilities:
  Accounts receivable........................    (12,382)     (32)        --
  Other current assets.......................     (4,124)    (244)       (43)
  Other assets...............................    (19,712)    (240)       (67)
  Accounts payable...........................      7,830      361        182
  Accrued compensation.......................      3,446      480         32
  Accrued expenses...........................     24,960      706         54
                                               ---------  -------     ------
  Net cash used in operating activities......    (41,285)  (6,776)      (239)
                                               ---------  -------     ------
Investing activities:
Sales of short-term investments..............     20,410    6,593         --
Purchases of short-term investments..........   (101,571)  (6,593)        --
Purchases of property and equipment..........     (9,323)  (1,614)      (256)
Proceeds on sale of property and equipment...         --       25         --
Purchase of other assets.....................         --       --        (10)
                                               ---------  -------     ------
  Net cash used in investing activities......    (90,484)  (1,589)      (266)
                                               ---------  -------     ------
Financing activities:
Principal payments on capital lease
 obligations.................................         (5)      (7)        (1)
Principal payments on notes payable..........       (269)      --         --
Net proceeds from issuance of preferred
 stock.......................................     30,198   12,975      1,851
Issuance of common stock.....................    117,405       41          1
Payments of stockholders' notes receivable...          9       --         --
Proceeds from exercise of options............        375       --         --
                                               ---------  -------     ------
  Net cash provided by financing activities..    147,713   13,009      1,851
                                               ---------  -------     ------
Net increase in cash and cash equivalents....     15,944    4,644      1,346
Cash and cash equivalents at beginning of
 period......................................      5,990    1,346         --
                                               ---------  -------     ------
Cash and cash equivalents at end of period...  $  21,934  $ 5,990     $1,346
                                               =========  =======     ======
Supplemental disclosures of noncash
 activities:
Issuance of shares in exchange for
 stockholders' notes receivable, net.........  $     844  $   150     $   --
                                               =========  =======     ======
Equipment purchased under capital lease or
 note payable................................  $   1,132  $    --     $   13
                                               =========  =======     ======
Issuance of common stock for intangible
 assets......................................  $  15,692  $    --     $   --
                                               =========  =======     ======
Issuance of warrants.........................  $     936  $    --     $   --
                                               =========  =======     ======
Supplemental disclosures of cash flow
 information:
Cash paid for interest.......................  $     117  $     3     $   --
                                               =========  =======     ======
Cash paid for taxes..........................  $      --  $     2     $   --
                                               =========  =======     ======

                See accompanying notes to financial statements.

                              VENTRO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

1. Description of Business

   Ventro Corporation ("the Company," "Ventro" or "we"), formerly known as Chemdex Corporation, is a leading builder and operator of vertical marketplace companies that transact with enterprises, buyers and suppliers to enable them to streamline business processes, enhance productivity and reduce costs. Ventro marketplace companies offer complete e-commerce solutions consisting of extensive online marketplaces, electronic procurement, the systems integration needed to interface with third party and back office systems, and comprehensive services and support. Ventro was incorporated as Chemdex Corporation in Delaware on September 4, 1997. Ventro was created in February 2000 to leverage the corporate assets originally developed in our Chemdex life sciences business.

2. Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition

   Net revenues includes gross revenues from sales of products and related shipping fees, net of discounts and provisions for sales returns and other allowances. We generally refund all or a portion of the selling price, including related shipping fees, if applicable, in the event the customer is not satisfied with the product purchased Sales returns and allowances have not been significant to date.

   Ventro generally acts as a principal when we purchase products from suppliers and resell them to customers. Our products are shipped directly to customers using third party carriers. Under principal based agreements, we obtain and validate a customers order, purchase the product from a manufacturer or supplier at a negotiated price, arrange for shipment of products, establish the total purchase price of our products and shipping fees, collect payment from customers, ensure that products reach customers, and process returns. In addition, we contractually take title to products upon shipment and bear the risk of loss for collection, delivery and product returns from customers.

   To date, an insignificant amount of our revenue is derived from agreements with supplies for which we act as an agent and simply facilitate a customer's order. Under agency based agreements with suppliers and distributors, we recognize a percentage share of revenues generated when products are shipped to customers.

   For 1999 sales to four significant customers accounted for approximately 27%, 13%, 12% and 11%, respectively. There were no sales to customers outside the United States since inception through December 31, 1999.

   Cash, Cash Equivalents and Investments

   The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997

time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income.

   Capitalized Software

   The Company expenses costs related to the research and development of new software products and enhancements to existing software products as incurred until technological feasibility (in the form of a working model) of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, Ventro has not capitalized any development costs related to software products since the time period between technological feasibility and general release of a product has not been significant and related costs incurred during that time period have not been material.

   Internal Use Software

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirements to capitalize specified costs and amortization of these costs. The Company adopted SOP 98-1 on January 1, 1999.

   Property and Equipment

   Ventro records property and equipment at cost and calculates depreciation using the straight-line method over estimated useful lives of three to five years. Property under capital leases is depreciated over the lesser of the useful lives of the assets or lease term.

   Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

   Advertising Costs

   Advertising costs are charged to expense when incurred. Advertising expense was $5,465,000 and $787,000 for the years ended December 31, 1999 and 1998, respectively. No advertising expense was incurred for the period from September 4, 1997 (inception) through December 31, 1997.

   Accumulated Other Comprehensive Income

   SFAS No. 130 Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income
(loss) and "Other Comprehensive Income" in a full

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997

set of general purpose financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Comprehensive loss is the same as net loss.

   Segment Information

   During the year ended December 31, 1998 we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders.

   Ventro operates solely in one operating segment, the development and marketing of an online marketplace for the purchase and sale of products and, therefore there is no impact to Ventro's financial statements of adopting FAS 131.

   Net Loss Per Share

   Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. If Ventro had reported net income, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2.1 million,
0.5 million and no common share equivalent related to the outstanding options and warrants (determined using the treasury stock method) for the period ended December 31, 1999 and 1998, and the period from inception (September 4, 1997) through December 31, 1997, respectively. These options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented.

   The following table presents the calculation of basic and diluted net loss per common share as of December 31 (in thousands, except per share data):

                                                       1999     1998     1997
                                                     --------  -------  ------
Net loss............................................ $(48,573) $(8,488) $ (404)
                                                     ========  =======  ======
Basic and diluted:
  Weighted-average shares of common stock
   outstanding......................................   17,446    3,243   2,570
  Less: weighted-average common shares subject to
   repurchase.......................................   (2,124)  (1,471)   (866)
                                                     --------  -------  ------
Weighted-average shares used in computing basic and
 diluted net loss per common share..................   15,322    1,772   1,704
                                                     ========  =======  ======
Basic and diluted net loss per common share......... $  (3.17) $ (4.79) $(0.24)
                                                     ========  =======  ======

   Recent Accounting Pronouncement

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997

hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in 2001 in accordance with SFAS No. 137, which delayed the required implementation of SFAS No. 133 for one year.

3. Concentration of Credit Risk and Other Risks

   Financial instruments that potentially subject Ventro to credit risk consist primarily of uninsured cash and cash equivalents. Cash and cash equivalents are deposited with a federally insured commercial bank in the United States.

   The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Ventro analyzes the need for reserves for potential credit losses and records reserves when necessary. These losses have been within management's expectations. To date, the Company has not had significant write-offs of bad debt.

4. Investments

   The following is a summary of available for sale securities as of December 31, 1999 (in thousands):

     Commercial paper.................................................. $52,441
     Corporate notes...................................................  28,720
                                                                        -------
       Total short-term investments.................................... $81,161
                                                                        =======

5. Property and Equipment

   Property and equipment consisted of the following as of December 31, (in thousands):

                                                                 1999     1998
                                                                -------  ------
     Computer equipment and purchased software................. $ 6,751  $1,042
     Furniture and equipment...................................     951     299
     Purchased software........................................   2,746     456
     Leased equipment and software.............................   1,145      13
     Leasehold improvements....................................     706      34
                                                                -------  ------
                                                                 12,299   1,844
     Less accumulated depreciation and amortization............  (2,035)   (286)
                                                                -------  ------
                                                                $10,264  $1,558
                                                                =======  ======

6. Intangible and Other Assets

   Intangible and other assets were comprised of the following as of December 31, (in thousands):

                                                                    1999   1998
                                                                   ------- ----
     Deposits and other..........................................  $   512 $301
     VWR related intangible, net of accumulated amortization of
      $2,318 in 1999.............................................   11,592   --
     BIO related intangible, , net of accumulated amortization of
      $267 in 1999...............................................    1,515   --
     Notes receivable from Promedix and Specialty MD.............    5,000   --
     Deferred acquisition costs..................................   14,500   --
                                                                   ------- ----
       Total intangible and other assets.........................  $33,119 $301
                                                                   ======= ====

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997


7. Accrued Expenses

   Accrued expenses were comprised of the following as of December 31, (in thousands):

                                                                    1999   1998
                                                                   ------- ----
     Accrued acquisition costs.................................... $14,500 $ --
     Accrued marketing expenses...................................   2,630  200
     Other accrued liabilities....................................   8,590  560
                                                                   ------- ----
       Total accrued expenses..................................... $25,720 $760
                                                                   ======= ====

8. Commitments and Contingencies

   Ventro leases its office facilities under non-cancelable operating leases expiring through 2005. Minimum annual operating lease commitments as of December 31, 1999 are as follows (in thousands):

     2000.............................................................. $ 4,607
     2001..............................................................   4,910
     2002..............................................................   5,048
     2003..............................................................   5,199
     2004..............................................................   4,123
     Thereafter........................................................     703
                                                                        -------
       Total minimum lease payments.................................... $24,590
                                                                        =======

   In November 1999, the Company entered in a new facilities sublease agreement for its former headquarters. The sublease term commenced on December 1, 1999 and will end on December 31, 2003. Sublease receipts for the Company will be received on an escalating basis with the total future minimum sublease receipts amounting to approximately $4,580,000 over the lease term. The sublease receipts are not included in the above table.

   Rental expense for the years ended December 31, 1999 and 1998 and for the period from inception through December 31, 1997, was $1,488,000, $343,000 and $14,000, respectively.

   In August 1999, the Company established three letters of credit to secure our facility rental agreement with a lending company for $160,000, $625,000, and $1,875,000. The $160,000 letter of credit expires on August 16, 2000. The $625,000 and $1,875,000 letters of credit are automatically renewed each July 31 until they expire on July 31, 2004.

   The Company was and continues to be involved in certain legal matters. Although litigation is subject to inherent uncertainties and the ultimate outcome of these proceedings cannot be determined at this time, management, including internal counsel, does not believe that the ultimate outcome will have a material adverse effect on Ventro's financial position or overall trends in results of operations.

9. Financing Arrangements

   In January 1999, Ventro entered into a $3,000,000 equipment lease line agreement with a financial institution for a term of 48 months, with interest imputed at 13.02% per year. At December 31, 1998 and 1999, Ventro had no outstanding borrowings under the equipment lease line.

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997


   In February 1999, Ventro entered into a financing arrangement in the amount of $1,132,000 for the purchase of certain computer software and related support. This arrangement provides for 12 equal quarterly payments of the financed amount commencing May 1, 1999, with interest imputed at 13.24% per year.

   As of December 31, 1999, aggregate future minimum payments under the one financing agreement which has been drawn upon are (in thousands):

     2000................................................................ $ 369
     2001................................................................   369
     2002................................................................   125
                                                                          -----
       Total Payments....................................................   863
     Less Current portion................................................  (369)
                                                                          -----
     Long-term portion................................................... $ 494
                                                                          =====

10. Stockholders' Equity

   Preferred Stock

   The Board of Directors has the authority, within the limitations and restrictions in the amended and restated certificate of incorporation, to issue 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders.

   Warrants

   In January 1999, in connection with an equipment lease line, Ventro issued a fully vested warrant that entitles the holder to purchase 105,000 shares of the Ventro's Series B preferred stock at an exercise price of $1.50 per share. This warrant is exercisable through January 2006. The fair value of this warrant, approximately $353,000 is being expensed as a cost of financing over the four year period of the lease line. The fair value of this warrant was calculated using the Black-Scholes option pricing model.

   In March 1999, Ventro issued a fully vested, non-forfeitable warrant in exchange for consulting services. The warrant entitles the holder to purchase 49,999 shares of Ventro's common stock at an exercise price of $5.20 per share. This warrant is exercisable through July 27, 2001. The fair value of this warrant, approximately $208,000, was expensed over the six month period of the consulting agreement. The fair value of this warrant was calculated using the Black-Scholes option pricing model.

   In July 1999, the Company issued a fully-vested, non-forfeitable warrant that entitles the holder to purchase 25,000 shares of Ventro's common stock at an exercise price of $15.00 per share, in connection with a lease agreement. This warrant is exercisable until July 2004. The fair value of this warrant, approximately, $375,000, is being expensed over the term of the lease. The fair value of this warrant was calculated using the Black-Scholes option pricing model.

   Common Stock

   As of December 31, 1999 and 1998, 1,514,000 and 1,943,000 shares, respectively, were subject to repurchase. The stock vests over a period of four years.

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997


   On July 27, 1999 the Company completed an initial public offering in which it sold 7,500,000 shares of common stock, at $15.00 per share. On August 17, 1999, the underwriters' exercised their over-allotment option to purchase an additional 1,125,000 shares. The Company received $117.4 million in proceeds, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company's preferred stock, par value $.0002 per share, automatically converted into an aggregate of 16,745,593 shares of Common Stock.

   Stock Option Plans

  1998 Stock Plan

   General. Our 1998 Stock Plan provides for the granting of stock options and stock purchase rights to eligible employees, officers, directors, including non-employee directors, and consultants of Ventro. Stock options granted under the 1998 Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options, which are options not intended to qualify as incentive stock options. Stock purchase rights granted under the 1998 Stock Plan allow a recipient to purchase shares of common stock directly from Ventro. Incentive stock options may be granted to employees, officers and employee directors of Ventro and nonstatutory stock options and stock purchase rights may be granted to employees, officers, directors and consultants.

   As of December 31, 1999, 2,693,000 shares of common stock were issuable upon the exercise of outstanding options granted under the 1998 Stock Plan at a weighted average exercise price of $17.30. For the fiscal year ended December 31, 1999, 839,000 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $1.50 and $66.50, net of repurchases, and 1,241,766 shares of common stock remained available for future issuance under the 1998 Stock Plan. The 1998 Stock Plan was originally adopted by the Board of Directors in January 1998 and approved by the stockholders in March 1998. In May 1999 the Board of Directors authorized an automatic annual increase on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 1,250,000 shares, 3% of our outstanding common stock on the last day of the preceding fiscal year or a lesser number determined by our Board of Directors. Unless terminated earlier by our Board of Directors, the 1998 Stock Plan will terminate in January 2008.

  1999 Directors' Stock Plan

   Our 1999 Directors' Stock Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. The directors' Plan provides for the grant of nonstatutory stock options to non-employee directors of Ventro.

   The Directors' Plan provides that each person who is or becomes a non-employee director of Ventro will be granted a non-statutory stock option to purchase 12,500 shares of common stock on the later of the date on which the optionee first becomes a non-employee director of Ventro or the effective date of the registration statement for this offering. Thereafter, on the date of Ventro's Annual Stockholders Meeting each year, each non-employee director of Ventro will be granted an additional option to purchase 5,000 shares of common stock if, on that date, he or she has served on Ventro's Board of Directors for at least six months.

   The Directors' Plan provides that each option granted under the directors' Plan shall vest and become exercisable in full immediately upon grant of the option. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of Ventro's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years.

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997


   The Board of Directors may amend or terminate the Directors' Plan; provided, however, that none of these actions may not adversely affect any outstanding option. The Company will obtain stockholder approval for any amendment to the extent required by applicable law. If not terminated earlier, the Directors' Plan will have a term of ten years.

   As of December 31, 1999 100,000 shares of common stock were issuable upon the exercise of outstanding options granted under the 1999 Stock Plan at a weighted average exercise price of $20.19 per share. During 1999 25,000 shares of common stock were exercised at a weighted average exercise price of $15.00 per share. As of December 31, 1999, 125,000 shares of common stock remained available for future issuance under the 1999 Directors' Stock Plan.

  1999 Employee Stock Purchase Plan

   Ventro's 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. A total of 750,000 shares of common stock was initially reserved for issuance under the purchase plan, as well as an automatic annual increase on the first day of each of Ventro's fiscal years beginning in 2000, 2001, 2002, 2003 and 2004 equal to the lesser of 200,000 shares, or 1/2% of Ventro's outstanding common stock on the last day of the immediately preceding fiscal year. No shares have been issued under the 1999 Employee Stock Purchase Plan as of December 31, 1999.

   The Purchase Plan permits eligible employees to purchase common stock through payroll deductions. Employees may end their participation in the offering at any time during the offering period, and participation end automatically on termination of employment. If not terminated earlier, the Purchase Plan will have a term of 20 years.

   Accounting for Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

   For purposes of the SFAS No. 123 disclosure, the fair value of all grants made prior to the Company's initial public offering in July 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The fair value of the Company's stock based awards was estimated assuming no expected dividends and the following weighted-average assumptions: expected life of four years, risk-free interest rate of 6.66% and volatility of 1.0.

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997


   If SFAS No.123 were used to account for the Company's stock based compensation programs, the pro forma net loss per share would be as follows (in thousands, except per share data):

                                                                    Period from
                                                                     Inception
                                                  Years Ended      (September 4,
                                                  December 31,     1997) through
                                                -----------------  December 31,
                                                  1999     1998        1997
                                                --------  -------  -------------
     Net loss:
       As reported............................. $(48,573) $(8,488)     $(404)
       Pro forma............................... $(52,114) $(8,495)     $(404)
     Basic and diluted net loss per share:
       As reported............................. $  (3.17) $  (.85)     $ --
       Pro forma............................... $  (3.40) $  (.85)     $ --

   Stock option activity for all our stock plans was as follows (in thousands, except per share data):

                                                 Years Ended December 31,
                                             -----------------------------------
                                                   1999              1998
                                             ----------------- -----------------
                                                     Weighted-         Weighted-
                                                      average           average
                                                     exercise          exercise
                                             Shares    price   Shares    price
                                             ------  --------- ------  ---------
Outstanding at beginning of period..........    509               --
  Granted...................................  3,579   $14.28    1,979    $0.16
  Exercised................................. (1,142)  $ 1.40   (1,419)   $0.12
  Canceled..................................   (153)  $ 6.40      (51)   $0.12
                                             ------            ------
Outstanding at end of period................  2,793   $17.40      509    $0.14
                                             ======            ======
Exercisable at end of period................    119               509
                                             ======            ======

   The following table summarizes information about stock options outstanding as of December 31, 1999 (in thousands, except per share data):

                                Outstanding                       Exercisable
                      --------------------------------------   ----------------------
                                  Weighted-
                                   Average
                                  Remaining      Weighted-                Weighted-
       Range of       Number     Contractual      Average      Number      Average
       Exercise         of          Life         Exercise        of       Exercise
        Prices        Shares       (years)         Price       Shares       Price
     -------------    ------     -----------     ---------     ------     ---------
     $ 1.50-5.00        925         9.24          $ 3.43         16        $ 2.13
     $10.00             904         9.45          $10.00          3        $10.00
     $15.00-33.875      736         9.75          $28.79         88        $15.00
     $56.50              12         9.86          $56.50         12        $56.50
     $66.50             216         9.92          $66.50         --           --
                      -----                                     ---
                      2,793         9.50          $17.40        119        $17.47
                      =====                                     ===

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997


11. Deferred Stock-based Compensation

   The Company recorded deferred compensation for options granted in fiscal year ended December 31, 1998 and 1999, for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with FASB Interpretation No. 28. As of December 31, 1999 the Company had recorded aggregate deferred stock compensation of $ 8.7 million. The deferred stock compensation is being amortized over the vesting periods of the stock options. The Company recognized a total of $ 2.0 million and $400,000 in stock compensation expense during the year ended December 31, 1999 and 1998, respectively. The total charges to be recognized in future periods from amortization of deferred stock compensation as of December 31, 1999 are anticipated to be approximately (in millions), $2.2, $2.2, $1.8 and $0.2, for 2000, 2001, 2002 and 2003,
respectively.

12. Employee Savings and Retirement Plan

Ventro has a 401(k) Plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries but not more than statutory limits. Ventro may make discretionary contributions to the plan based on profitability as determined by the Board of Directors. Ventro did not make any contributions to the plan during the years ended December 31, 1999 and 1998.

13. Income Taxes

   The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the federal statutory rate of 35% is due to net operating losses having a valuation allowance, due to past operating results and uncertainties regarding Ventro's future results of operations. Accordingly, there is no provision for income taxes for the years ended December 31, 1999 and December 31, 1998 and for the period from September 4, 1997 (inception) through December 31, 1997.

   As of December 31, 1999, Ventro had federal and state net operating loss carryforwards of approximately $54.0 million and $54.0 million, respectively. Ventro also had federal and state research credit carryforwards of approximately $0.7 million and $0.6 million, respectively. The net operating loss and research credit carryforwards will expire at various dates beginning in 2002 through 2019, if not utilized. The net operating loss carryforwards differ from the accumulated deficit primarily as a result of certain reserves and accruals not currently deductible for tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Ventro's deferred tax assets are as follows (in thousands):

                                                               As of December
                                                                    31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
     Deferred tax assets:
       Net operating loss carryforwards...................... $ 21,500  $ 3,000
       Research credit carryforwards.........................    1,100      200
       Reserves and accruals.................................      300      300
                                                              --------  -------
         Total deferred tax assets...........................   22,900    3,500
     Valuation allowance.....................................  (22,900)  (3,500)
                                                              --------  -------
         Net deferred tax assets............................. $     --  $    --
                                                              ========  =======

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997


   Under FAS 109, Accounting for Income Taxes, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the weight of available evidence, which includes Ventro's historical operating performance, the reported net losses for the period from inception through December 31, 1997 and for the years ended December 31, 1998 and December 31, 1999, and the uncertainties regarding Ventro's future results of operations, a full valuation allowance has been provided against its net deferred tax assets. It is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $19,400,000 during 1999 and $3,327,000 during 1998.

14. Agreement with VWR

   In March 1999, Ventro entered into a strategic relationship agreement with VWR, which was consummated in April 1999, pursuant to which Ventro and VWR agreed to market jointly VWR laboratory products using the Chemdex Marketplace. The term of the agreement is four years.

   The agreement gives Ventro the right to offer approximately 350,000 VWR-distributed products to Ventro customers and both parties agreed to jointly develop an online purchasing solution for VWR's existing customers. In connection with the strategic relationship agreement, VWR transferred to Ventro information concerning VWR customers who purchased products from third party suppliers outside VWR's primary product offering and Ventro issued 2,538,405 shares of common stock valued at $13.9 million to VWR. The Company intends to use this information to expand sales of its purchasing solution to these customers and facilitate adoption of the Chemdex Marketplace by these customers and suppliers. The fair value of the common stock of $13.9 million was allocated to the customer list and is being amortized into sales and marketing expense over four years, the estimated useful life of the intangible asset.

15. Agreement with Biotechnology Industry Organization ("BIO")

   In May 1999, the Biotechnology Industry Organization selected Ventro as its preferred supplier of e-commerce purchasing solutions. As a result, the Company entered into a five-year, exclusive joint marketing agreement with BIO. As part of the joint marketing agreement, Ventro will discount the fees it charges to BIO members for its solution and will contribute cash payments to a joint marketing fund, to be used in conjunction with both parties' obligations under the joint marketing agreement. In addition, the Company sold 188,000 shares of its common stock to BIO for a nominal amount in consideration for BIO's participation in these marketing activities. BIO has the right to use a portion of the cash payments and any proceeds it receives from the sale of the common stock for the benefit of its members and the biotechnology industry. The charge for BIO marketing activities will be expensed to sales and marketing as incurred. The Company recorded the difference between the nominal amount per share price paid by BIO for the purchase of our common stock and the fair value as of May 11, 1999, which is approximately $1.8 million as an intangible asset, which is being amortized ratably over the five-year term of the joint agreement.

16. Investment in Broadlane with Tenet Healthcare Corporation

   On December 13, 1999, Ventro and Tenet Healthcare Corporation ("Tenet") announced the formation of Broadlane, to provide business-to-business e-commerce solutions to the healthcare industry. Broadlane is an independent entity, with its own management team and board of directors. Tenet, through its subsidiaries, owns and operates acute care hospitals and numerous related health care services. In exchange for 76% ownership of Broadlane's capital stock Tenet will provide Broadlane access to the benefits of its existing buyer and supplier contracts of its BuyPower organization, which serves as a group purchasing organization for Tenet's hospitals

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997

and other members. In exchange for 24% ownership of Broadlane's capital stock, Ventro will license its technology to Broadlane for use within the healthcare industry and provide service and support functions at cost. As the licensed technology has no recorded value on Ventro's financial statements, it initially will have no recorded value on Broadlane's financial statements. In addition, IBM has entered into a strategic alliance with Broadlane in which IBM Global Services will provide implementation, integration and e-commerce services to Broadlane's customers and suppliers.

   Broadlane will offer its e-commerce technology to other group purchasing organizations and their members to support their own proprietary contracts. While Broadlane will initially focus on the hospital market, Broadlane eventually plans to expand its e-commerce solution to the long-term care and outpatient markets as well.

   In December, 1999 Promedix.com ("Promedix") (see Note 18) and Tenet Healthcare Corporation agreed to enter into an agreement whereby, Promedix will be the exclusive provider to Tenet of e-commerce solutions for the purchase of specialty medical products.

17. Related Party Transactions

   VWR's former president and Chief Executive Officer is a director of the Company. In addition, VWR owns 2,538,405 shares of common stock of the Company. VWR and Ventro jointly market VWR core products and Ventro core products to VWR's existing and new customers and jointly solicit several key existing VWR suppliers. VWR currently performs some of the billing and cash collection functions for the sale of jointly marketed products until these functions can be transitioned to Ventro. With respect to sales of VWR core products, Ventro act's as an intermediary and forward orders received through the Chemdex Marketplace to VWR for fulfillment and customer service. The Company receives no fee for orders for VWR core products from VWR's 40 largest customers and the Company receives a minimal fee for all other orders for VWR core products forwarded to VWR. Ventro is responsible for fulfillment and customer service for all Ventro core product and orders for third party products received from VWR customers through the Chemdex Marketplace. Under the terms of the agreement, VWR provides support for the purchase of third party products in return for a fee which approximates VWR's costs incurred. As of December 31, 1999 the Company had accounts payable of $7.6 million owed to VWR.

   CMGI and/or its affiliates beneficially own 2,740,857 shares of Ventro common stock, representing approximately 8.4% of the outstanding Ventro common stock, and 3,997,000 shares of Promedix (see Note 18) preferred stock, representing approximately 23.7% of the outstanding Promedix capital stock. Following consummation of the merger with Promedix, CMGI and its affiliates will beneficially own approximately 17.5% of the outstanding Ventro common stock. Jonathon D. Callaghan is a general partner of CMG @ Ventures, a CMGI affiliate, and is a member of both the Ventro board of directors and the Promedix Board of Directors.

18. Business Combinations

   Promedix

   On September 22, 1999 the Company entered into a definitive agreement to acquire Promedix, a provider of e-commerce solutions for healthcare purchasing professionals. Promedix is a privately held Company based in Salt Lake City, Utah. Promedix links buyers and suppliers of specialty medical products, providing healthcare professionals with a one-stop shop for product research, purchase and order fulfillment through relationships with distributors and manufacturers. Under the terms of the agreement, Ventro issued 12.1 million shares of its common stock for all of the outstanding preferred and common stock of Promedix based on an exchange ratio of

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997

1.2647 shares of Promedix for 1.0000 shares of Ventro. The transaction will be accounted for as a purchase. The purchase was executed on February 10, 2000. Under the transaction, Ventro recorded approximately $2.0 million for assembled workforce, $1.9 million for customer relationships, $2.1 million for supplier relationships, with the remaining $319.3 million of the purchase price allocated to goodwill, net tangible and intangible assets. A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, customer relationships, and supplier relationships recorded. Intangible assets of $323.8 million will be amortized ratably over a two to three year period.

   SpecialtyMD

   On December 10, 1999 the Company entered into a definitive agreement to acquire SpecialtyMD, a provider of a range of comprehensive search and content functions which will add an interactive component to Ventro's e-commerce procurement solutions. Under the terms of the agreement, Ventro will issue 1.1 million shares of its common stock for all of the outstanding common stock of SpecialtyMD based on an exchange ratio of 0.1033 shares of SpecialtyMD for
1.0000 shares of Ventro. The transaction will be accounted for as a purchase. The purchase was executed on February 10, 2000. Under the transaction, Ventro recorded approximately $0.9 million for assembled workforce, $2.7 million for developed technology, $15.0 million related to non-compete agreements, with the remaining $89.1 million of the purchase price allocated to goodwill, net tangible and intangible assets. A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, developed technology, and non-compete agreements recorded. Intangible assets of $107.9 million will be amortized ratably over a two to three year period.

   Pro Forma. The following unaudited pro forma results of operations for fiscal 1999 are as if the acquisition of Promedix and SpecialtyMD had occurred at the beginning of fiscal 1999. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 1999 or of future operating results.

                                 1999
                            --------------
                            (In thousands,
                              except per
                             share data,
                              unaudited)
   Net revenues............   $  30,871
   Loss from continuing
    operations.............   $(219,827)
   Basic and diluted loss
    per share from
    continuing operations..   $  (10.96)

19. Subsequent events

   Formation of Industria

   On January 24, 2000, Ventro, DuPont, IBM and @ Ventures, the venture capital arm of CMGI, Inc., announced the formation of Industria Solutions, Inc (Industria)., a new business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as the contribution of technology, Ventro will own 49% of Industria. The investment will be accounted for using the equity method.

   Formation of Ventro

   On February 22, 2000, Chemdex announced the formation of Ventro as a leading builder and operator of business-to-business vertical marketplace companies. Ventro became a publicly traded company that incorporated

                              VENTRO CORPORATION

                       December 31, 1999, 1998 and 1997

Chemdex, Promedix and SpecialtyMD's assets, with a new stock symbol, VNTR, which became effective on March 1, 2000. Ventro was created to leverage the corporate assets originally developed by Chemdex across multiple vertical marketplaces.

   Stock Option Plans

   On February 10, 2000, the shareholders approved a 4,250,000 share increase to the 1998 Employee Stock Plan and a 300,000 share increase to the 1999 Employee Stock Purchase Plan.

   Filing of Form S-1

   On March 6, 2000, Ventro filed a registration statement on Form S-1 (File No. 333-31772) to register the offering of 1,370,000 shares of common stock and the selling stockholders' offering of 455,000 shares of common stock. Ventro has also granted the underwriters the right to purchase up to an additional 273,750 shares to cover over-allotments. Concurrent with the equity offering, Ventro is also offering convertible subordinated notes (File No. 333-31774) with an aggregate principal amount of $300.0 million. Ventro has also granted the underwriters the right to purchase up to an additional $45.0 million principal amount of the notes to cover over-allotments. On March 14, 2000, both S-1 statements were amended.

                               VENTRO CORPORATION

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
        for the years ended December 31, 1999, 1998 and the period from inception(September 4, 1997) to December 31, 1997
                                 (in thousands)

                                                   Amounts
                                                  Charged to
                                       Balance at  Revenue,  Write-offs Balance
                                       Beginning   Costs or     and     at End
               Description              of Year    Expenses  Recoveries of Year
               -----------             ---------- ---------- ---------- -------
   Allowance for Doubtful Accounts:
    Year ended December 31, 1999......   $   2      $  663     $   1    $  664
    Year ended December 31, 1998......   $ --       $    2     $ --     $    2
    Period ended December 31, 1997....   $ --       $  --      $ --     $  --

   Sales Returns Reserve:
    Year ended December 31, 1999......   $ --       $3,055     $ 117    $2,938
    Year ended December 31, 1998......   $ --       $  --      $ --     $  --
    Period ended December 31, 1997....   $ --       $  --      $ --     $  --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption "Directors and Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference from the information provided under the heading "Executive Compensation Information" of the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference from the information provided under the heading "Stock Ownership of Certain Beneficial Owners" of the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference from the information provided under the heading "Certain Relationships and Related Transactions" of the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

  (1)  Consolidated Financial Statements: (see index on page 36 this report)

      -- Independent Auditors' Report

      -- Consolidated Balance Sheets

      -- Consolidated Statements of Operations

      -- Consolidated Statements of Stockholders' Equity

      -- Consolidated Statements of Cash Flows

      -- Notes to the Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedule

    The following financial statement schedule of the Registrant for fiscal years 1999, 1998 and the period from September 4, 1997 (inception) through December 31, 1997, is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant.

     Schedule
     --------
        II    Valuation and Qualifying Accounts

   All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

     (3) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
 2.1     Agreement and Plan of Merger dated September 21, 1999 by and among
         Ventro Corporation, Popcorn Acquisitions Corp. and Promedix.com,
         Inc.(4)

 2.2     Form of Certificate of Merger between Popcorn Acquisitions Corp. and
         Promedix.com, Inc.(4)

 2.3     Escrow Agreement for Ventro/Promedix(4)

 2.4     Agreement and Plan of Merger dated December 10, 1999 by and among
         Ventro Corporation, Spinach Acquisitions Corp. and SpecialtyMD.com
         Corporation(4)

 2.5     Form of Certificate of Merger between Spinach Acquisitions Corp. and
         SpecialtyMD.com Corporation(4)

 2.6     First Amendment to Agreement and Plan of Merger dated as of December
         21, 1999 by and among Ventro Corporation, Popcorn Acquisitions Corp.
         and Promedix.com, Inc.(4)

 2.7     Escrow Agreement for Ventro/SpecialtyMD(4)

 2.8     Form of Certificate of Merger between Chemdex Corporation and Ventro
         Corporation(5)

 3.1     Amended and Restated Certificate of Incorporation of Ventro(1)

 3.2     Amended and Restated Bylaws of Ventro(1)

 4.1     Specimen of Ventro Common Stock Certificate(5)

 4.2     Third Amended and Restated Investors' Rights Agreement dated March 24,
         1999(1)

 Exhibit
 Number                                Description
 -------                               -----------
  4.3    Amendment dated May 12, 1999 to Third Amended and Restated Investors'
         Rights Agreement(1)

 10.1 Form of Indemnification Agreement between Ventro and each of its officers and directors(1)

 10.2 Form of Change of Control Agreement between Ventro, each of its officers and certain employees(1)

 10.3    Change of Control Agreement between Ventro and Robert A. Swanson(1)

 10.4    Change of Control Agreement between Ventro and Charles R. Burke(1)

 10.5    1998 Stock Plan, as amended, and form of option agreement(4)

 10.6 1999 Employee Stock Purchase Plan and form of subscription agreement(4)

 10.7    1999 Directors' Stock Plan(1)

 10.8    Standard Office Lease dated June 11, 1998 between Ventro and Fabian
         Partners II, a California General Partnership, as amended(1)

 10.9    Master Lease Agreement dated January 20, 1999, as amended, between
         Ventro and Comdisco, Inc.(1)

 10.10   Starter Kit Loan and Security Agreement dated February 18, 1998 between Ventro and Imperial Bank(1)

 10.11   Warrant Agreement to Purchase Shares of Series B Preferred Stock of
         Ventro dated January 20, 1999 between Ventro and Comdisco, Inc.(1)

 10.12   Warrant to Purchase Shares of Common Stock of Ventro dated March 24,
         1999 between Ventro and Galen Partners III, L.P.(1)

 10.13   Warrant to Purchase Shares of Common Stock of Ventro dated March 24,
         1999 between Ventro and Galen Partners International III, L.P.(1)

 10.14   Warrant to Purchase Shares of Common Stock of Ventro dated March 24,
         1999 between Ventro and Galen Employee Fund III, L.P.(1)

 10.15   Electronic Commerce Agreement dated January 5, 1998 between Ventro and
         Genentech, Inc.(1)

 10.16   Standstill Agreement dated April 23, 1999 between Ventro and VWR
         Scientific Products Corporation(1)

 10.17 Strategic Relationship Agreement dated April 30, 1999 between Ventro and VWR Scientific Products Corporation(1)

 10.18   Joint Marketing Agreement dated May 11, 1999 between Ventro and
         Biotechnology Industry Organization(1)

 10.19 Payment Plan Agreement dated February 22, 1999 and related agreements between Ventro and Oracle Credit Corporation(1)

 10.20   Warrant Purchase Agreement dated July 27, 1999 between Ventro and Alza
         Corporation(2)

 10.21 Office Lease dated August 13, 1999 between Ventro and Alza Corporation for space located at 1000 Joaquin Road, Mountain View, California.(4)

 10.22 Office Lease dated August 13, 1999 between Ventro and Alza Corporation for space located at 1500 and 15550 Plymouth Street, Mountain View,
         California.(4)

 10.23 Voting Agreement dated September 21, 1999 between Ventro and certain stockholders of Promedix.com, Inc.(4)

 Exhibit
 Number                                Description
 -------                               -----------
 10.24   Employment Agreement dated September 21, 1999 between Ventro and
         William Klintworth(4)

 10.25 Change of Control Agreement dated September 21, 1999 between Ventro and William Klintworth(4)

 10.26 Affiliates Agreement dated September 21, 1999 between Ventro and certain directors of Promedix.com, Inc.(4)

 10.27   Secured Promissory Note and Agreement dated October 1, 1999 from
         Promedix.com, Inc. to Ventro and related Security Agreement.(4)

 10.28   Noncompetition Agreement dated September 21, 1999 between Ventro and
         William Klintworth(4)

 10.29   Employment Agreement dated December 10, 1999 between Ventro and Ashfaq
         Munshi(4)

 10.30   Employee Confidentiality and Inventions Agreement dated December 10,
         1999 between Ventro and Ashfaq Munshi(4)

 10.31   Change of Control Agreement dated December 10, 1999 between Ventro and
         Ashfaq Munshi(4)

 10.32   Noncompetition Agreement dated December 10, 1999 between Ventro and
         Ashfaq Munshi(4)

 10.33   Stock Restriction Agreement dated December 10, 1999 between Ventro and
         Ashfaq Munshi(4)

 10.34   Joint Venture Agreement dated as of December 10, 1999 by and between
         Tenet Health System Medical, Inc. and Ventro Corporation(3)

 10.35   Form of Tenet/Newco Agreement by and among Tenet Health System
         Medical, Inc., Tendex, Inc., Promedix.com, Inc. and Ventro
         Corporation(3)

 10.36   Form of Ventro License and Services Agreement by and among Ventro
         Corporation, Promedix.com, Inc., Tendex, Inc. and Tenet Health System
         Medical, Inc.(3)

 10.37   Form of warrant to purchase common stock of Healthcare Transaction
         Systems, Inc.(5)

 21.1    Subsidiaries of Ventro(5)

 23.1*   Consent of Ernst & Young, Independent Auditors

 27.1*   Financial Data Schedule for the fiscal year ended December 31, 1999
         (EDGAR filing only)

--------
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-78505) filed with the Commission on May 14, 1999, as amended, which Registration Statement was declared effective July 26, 1999.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed with the Commission on August 16, 1999.

(3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K dated December 10, 1999, as filed with the Commission on January 4, 2000.

(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 333-90727) filed with the Commission on January 4, 2000, as amended, which Registration Statement was declared effective January 5, 2000.

(5) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed with the Commission on March 6, 2000.

 * Filed herewith

   (b) Reports on Form 8-K.

     None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2000.

                                          Ventro Corporation

                                                 /s/ David P. Perry
                                          By: _________________________________
                                                     David P. Perry
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ David P. Perry           President, Chief Executive   March 15, 2000
______________________________________  Officer and Director
            David P. Perry              (Principal Executive
                                        Officer)

         /s/ James G. Stewart          Chief Financial Officer      March 15, 2000
______________________________________  and Assistant Secretary
           James G. Stewart             (Principal Financial
                                        Officer)

         /s/ Charles R. Burke          Director                     March 15, 2000
______________________________________
           Charles R. Burke

          /s/ Brook H. Byers           Director                     March 15, 2000
______________________________________
            Brook H. Byers

      /s/ Jonathan D. Callaghan        Director                     March 15, 2000
______________________________________
        Jonathan D. Callaghan

          /s/ Paul J. Nowak            Director                     March 15, 2000
______________________________________
            Paul J. Nowak

         /s/ John A. Pritzker          Director                     March 15, 2000
______________________________________
           John A. Pritzker

        /s/ Naomi O. Seligman          Director                     March 15, 2000
______________________________________
          Naomi O. Seligman

        /s/ L. John Wilkerson          Director                     March 15, 2000
______________________________________
          L. John Wilkerson