Form 10-Q
period 2000-03-31
VENTRO CORP
filed 2000-05-15
CIK 1047499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-26811

                            ------------------------

                               VENTRO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0465496
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                            ------------------------

                              1500 PLYMOUTH STREET
                        MOUNTAIN VIEW, CALIFORNIA, 94043
                                 (650) 567-8900
                  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE
             NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                               EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]       No [ ]

     On April 30, 2000, 45,608,766 shares of the registrant's common stock, $.0002 par value per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VENTRO CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999.......................................    3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999..................    4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999..................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13
Item 3.  Qualitative and Quantitative Disclosure about Market Risk...   18

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities and Use of Proceeds...................   18
Item 3.  Defaults Upon Senior Securities.............................   18
Item 4.  Submission of Matters to a Vote of Securities Holders.......   18
Item 5.  Other Information...........................................   18
Item 6.  Exhibits and Reports on Form 8-K............................   19
SIGNATURE............................................................   20

                               VENTRO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................   $ 24,895        $ 21,934
  Short-term investments....................................     97,654          81,161
  Accounts receivable, net..................................     15,133          12,414
  Other current assets......................................      8,007           5,041
                                                               --------        --------
          Total current assets..............................    145,689         120,550
Property and equipment, net.................................     19,476          10,264
Intangible assets, net......................................    425,935          13,107
Other long-term assets......................................      8,102          20,012
                                                               --------        --------
          Total assets......................................   $599,202        $163,933
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 30,241        $  8,373
  Accrued compensation......................................      5,098           3,958
  Accrued expenses..........................................     18,663          25,720
  Current portion of notes payable..........................        379             369
                                                               --------        --------
          Total current liabilities.........................     54,381          38,420
Other long-term assets......................................        693             494
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         10               7
  Additional paid-in capital................................    609,736         189,842
  Deferred compensation.....................................     (5,833)         (6,380)
  Notes receivable from stockholders'.......................        (46)           (985)
  Accumulated deficit.......................................    (28,052)        (57,465)
  Accumulated other comprehensive income (loss).............    (31,687)             --
                                                               --------        --------
          Total stockholders' equity........................    544,128         125,019
                                                               --------        --------
          Total liabilities and stockholders' equity........   $599,202        $163,933
                                                               ========        ========

---------------
(1) Derived from audited financial statements.

   See accompanying notes to the condensed consolidated financial statements.

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Net revenues................................................  $ 23,288    $   165
Cost of revenues............................................    21,990        156
                                                              --------    -------
          Gross profit......................................     1,298          9
Operating expenses:
  Research and development(1)...............................     9,114      2,293
  Sales and marketing(2)....................................    13,189      3,188
  General and administrative(3).............................     4,765      1,015
  Amortization of deferred stock-based compensation.........       547        352
  Amortization of goodwill..................................    18,814         --
                                                              --------    -------
          Total operating expenses..........................    46,429      6,848
                                                              --------    -------
Operating loss..............................................   (45,131)    (6,839)
Interest expense............................................       (48)       (25)
Interest income and other, net..............................     1,762         55
Equity loss.................................................    (1,702)        --
Gain on investment..........................................    74,532         --
                                                              --------    -------
Net income (loss)...........................................  $ 29,413    $(6,809)
                                                              ========    =======
Basic net income (loss) per share...........................  $   0.77    $ (3.38)
                                                              ========    =======
Weighted average shares of common stock used in computing
  basic net income (loss) per share.........................    38,159      2,016
Diluted net income (loss) per share.........................  $   0.70    $ (3.38)
                                                              ========    =======
Weighted average shares of common stock used in computing
  diluted net income (loss) per share.......................    42,184      2,016

---------------
(1) Excluding $202 and $130 in amortization of deferred stock-based compensation for the three months ended March 31, 2000 and 1999, respectively.

(2) Excluding $252 and $162 in amortization of deferred stock-based compensation for the three months ended March 31, 2000 and 1999, respectively.

(3) Excluding $93 and $60 in amortization of deferred stock-based compensation for the three months ended March 31, 2000 and 1999, respectively.

   See accompanying notes to the condensed consolidated financial statements.

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  29,413    $(6,809)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................      1,515        210
  Amortization of deferred stock-based compensation.........        547        352
  Amortization of intangible assets.........................     20,823         35
  Equity loss...............................................      1,702         --
  Gain on investment........................................    (74,532)        --
  Non-cash charges related to stock-option grants...........        104         --
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (2,650)       (94)
  Other current assets......................................     (3,210)      (130)
  Other assets..............................................     (9,046)        (7)
  Accounts payable..........................................      6,883        500
  Accrued compensation......................................       (609)       181
  Accrued expenses..........................................      6,245      1,143
                                                              ---------    -------
         Net cash used by operating activities..............    (22,815)    (4,619)
                                                              ---------    -------
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (8,640)    (1,522)
Purchases of short-term investments.........................   (221,456)        --
Maturities of short-term investments........................    257,808         --
Investment in vertical operating companies..................     (5,000)        --
Purchase of Promedix, net of cash...........................        222         --
Purchase of SpecialtyMD, net of cash........................         67         --
                                                              ---------    -------
         Net cash provided by (used in) investing
          activities........................................     23,001     (1,522)
                                                              ---------    -------
FINANCING ACTIVITIES
Principal payments on capital lease obligations and notes
  payable...................................................        (87)        (5)
Net proceeds from issuance of preferred stock...............         --     27,935
Net proceeds from issuance of common stock..................         --          2
Issuance of warrants........................................        375         --
Issuance of common stock under ESPP.........................      1,216         --
Proceeds from exercise of options...........................        332         --
Payments of stockholders' notes receivable..................        939          3
                                                              ---------    -------
         Net cash provided by financing activities..........      2,775     27,935
                                                              ---------    -------
Net increase in cash and cash equivalents...................      2,961     21,794
Cash and cash equivalents at beginning of period............     21,934      5,990
                                                              ---------    -------
Cash and cash equivalents at end of period..................  $  24,895    $27,784
                                                              =========    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of shares in exchange for stockholders' notes
  receivable................................................  $      --    $   957
Repurchase of common stock issued in exchange for
  stockholders' notes receivable............................  $      --    $    18
Assets purchased under notes payable........................  $      --    $ 1,132
Issuance of shares in connection with the acquisition of
  Promedix..................................................  $ 314,770    $    --
Issuance of shares in connection with the acquisition of
  SpecialtyMD...............................................  $ 103,708    $    --
Unrealized loss on available-for-sale securities............  $  31,687         --
Other non-cash equity transactions..........................  $     608         --

   See accompanying notes to the condensed consolidated financial statements.

                               VENTRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1. DESCRIPTION OF BUSINESS

     Ventro Corporation (the "Company" or "Ventro"), formerly known as Chemdex Corporation, is a builder and operator of vertical marketplace companies that transact with enterprises, buyers and suppliers to enable them to streamline business processes, enhance productivity and reduce costs. Ventro marketplace companies offer complete e-commerce solutions consisting of extensive online marketplaces, electronic procurement, the systems integration needed to interface with third party and back office systems, and comprehensive services and support. Ventro was incorporated as Chemdex Corporation in Delaware on September 4, 1997.

     On February 22, 2000, Chemdex announced the formation of Ventro as a builder and operator of business-to-business vertical marketplace companies. Ventro became a publicly traded company that incorporated Chemdex, Promedix and SpecialtyMD's assets, with a new stock symbol, VNTR, which became effective on March 1, 2000. Ventro was created to leverage the corporate assets originally developed by Chemdex across multiple vertical marketplaces.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation, Equity and Cost Method

     The various interests that Ventro acquires in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies in which Ventro directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within our Consolidated Statements of Operations. As of March 31, 2000, the consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries, Promedix and SpecialtyMD. All significant inter-company accounts and transactions were eliminated.

     Equity Method. Companies whose results Ventro does not consolidate, but over whom Ventro exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations. As of March 31, 2000, Ventro accounted for our interest in two companies, Industria Solutions and Broadlane, under the equity method of accounting.

     Cost Method. Companies not accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of March 31, 2000, Ventro accounted for our interest in one company under the cost method of accounting.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                               VENTRO CORPORATION

                                   UNAUDITED

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

     To date, an insignificant amount of our revenue is derived from agreements with suppliers for whom Ventro acts as an agent and simply facilitates a customer's order. Under agency based agreements with suppliers and distributors, Ventro recognizes a percentage share of revenues generated when products are shipped to customers.

     Sales to one significant customer accounted for approximately 12% of our revenues in the quarter ended March 31, 2000. There have been no sales to customers outside the United States since inception.

NOTE 3. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ventro in accordance with generally accepted accounting principles from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for any future period.

NOTE 4. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three months ended March 31, 2000, common share equivalents were approximately 4.0 million shares. For the three months ended March 31, 1999, no common share equivalents were used in calculating diluted net loss per share as the impact would have been antidilutive as there was a net loss for the period.

     Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock (using the if-converted

                               VENTRO CORPORATION

                                   UNAUDITED

method), which automatically converted into common stock upon the completion of the initial public offering as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is antidilutive.

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Net income (loss)...........................................  $29,413    $(6,809)
                                                              =======    =======
  Weighted-average shares outstanding basic.................   38,159      2,016
Basic net income (loss) per share...........................  $  0.77    $ (3.38)
                                                              =======    =======
  Weighted-average shares outstanding diluted...............   42,184      2,016
Diluted net income (loss) per share.........................  $  0.70    $ (3.38)
                                                              =======    =======
  Pro forma weighted-average common shares basic and
     diluted................................................              14,279
Pro forma basic and diluted net loss per share..............             $ (0.48)
                                                                         =======

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards of reporting and display of comprehensive income and its components of net income (loss) and "Other Comprehensive Income." Other comprehensive income refers to expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2000 and 1999, were as follows (in thousands):

                                                         THREE MONTHS         THREE MONTHS
                                                            ENDED                ENDED
                                                        MARCH 31, 2000       MARCH 31, 1999
                                                      ------------------   ------------------
Net income (loss)...................................       $ 29,413             $(6,809)
Unrealized losses on available-for-sale
  securities........................................        (31,687)                 --
                                                           --------             -------
Comprehensive loss..................................       $ (2,274)            $(6,809)
                                                           ========             =======

NOTE 6. ACQUISITIONS

PROMEDIX

     On February 10, 2000 the Company acquired Promedix.com, Inc. ("Promedix"), a provider of e-commerce solutions for healthcare purchasing professionals. Promedix is based in Salt Lake City, Utah. Promedix links buyers and suppliers of specialty medical products, providing healthcare professionals with a one-stop shop for product research, purchase and order fulfillment through relationships with distributors and manufacturers. The Company issued 12.1 million shares of its common stock for all of the outstanding preferred and common stock of Promedix based on an exchange ratio of 1.2647 shares of Ventro for 1.0000 shares of Promedix. The transaction was accounted for as a purchase. In connection with the acquisition, the Company recorded a total purchase price of $325.3 million. The purchase price was allocated to assembled workforce ($2.0 million), customer relationships ($1.9 million), supplier relationships ($2.1 million), and goodwill ($319.3 million). A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, customer relationships, and supplier relationships recorded. Intangible assets of $325.3 million will be amortized ratably over a two to three year period.

                               VENTRO CORPORATION

                                   UNAUDITED

SPECIALTYMD

     On February 10, 2000, the Company acquired SpecialtyMD.com Corporation ("SpecialtyMD"), a provider of a range of comprehensive search and content functions which will add an interactive component to Ventro's e-commerce procurement solutions. In connection with the purchase, the Company issued 1.1 million shares of its common stock for all of the outstanding common stock of SpecialtyMD based on an exchange ratio of 1.0000 shares of SpecialtyMD for
0.1033 shares of Ventro. The transaction was accounted for as a purchase. The Company recorded a total purchase price of $107.7 million. The purchase price was allocated to assembled workforce ($0.9 million), developed technology ($2.7 million), non-compete agreements ($15.0 million), goodwill ($89.9 million) and net tangible liabilities ($0.8 million). A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, developed technology, and non-compete agreements recorded. Intangible assets of $108.5 million will be amortized ratably over a two to three year period.

PRO FORMA RESULTS

     The pro forma unaudited results of operations for the quarter ended March 31, 2000 and 1999, assuming the purchase of both Promedix and SpecialtyMD had been consummated as of January 1, 1999 is as follows (in thousands):

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                               2000        1999
                                                              -------    --------
Revenues....................................................  $23,289    $    165
Net income (loss)...........................................   10,193     (43,731)
Net income (loss) per common share..........................
  Basic.....................................................  $  0.23    $  (1.81)
  Diluted...................................................  $  0.21    $  (1.81)

NOTE 7. INTANGIBLE ASSETS

     Intangible assets were comprised of the following (in thousands):

                                                        MARCH 31, 2000    DECEMBER 31, 1999
                                                        --------------    -----------------
VWR related intangible, net of amortization...........     $ 10,723            $11,592
BIO related intangible, net of amortization...........        1,426              1,515
Promedix related intangibles, net of amortization.....      310,340                 --
SpecialtyMD related intangibles, net of
  amortization........................................      103,446                 --
                                                           --------            -------
          Total intangible assets.....................     $425,935            $13,107
                                                           ========            =======

NOTE 8. OTHER LONG-TERM ASSETS

     Other long-term assets were comprised of the following (in thousands):

                                                        MARCH 31, 2000    DECEMBER 31, 1999
                                                        --------------    -----------------
Deposits and other....................................      $  499             $   512
Notes receivable from Promedix and SpecialtyMD........          --               5,000
Deferred acquisition costs............................          --              14,500
Long-term investments.................................       5,853                  --
Deferred debt offering costs..........................       1,750                  --
                                                            ------             -------
          Total other long-term assets................      $8,102             $20,012
                                                            ======             =======

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 9. INVESTMENTS

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. During the three months ended March 31, 2000, Ventro recorded an accounting gain on its investment in Ariba, Inc. (formerly Tradex) of $74.5 million. The gain was recorded under guidance from Emerging Issues Task Force Bulletin 91-5 "Non-monetary Exchange of Cost-Method Investments." At March 31, 2000, this investment was reduced by $31.0 million as a result of the Company's mark-to-market adjustment which is included in other comprehensive income.

NOTE 10. DEFERRED STOCK-BASED COMPENSATION

     We have recorded deferred compensation for options granted prior to June 30, 1999 for the difference at the option grant date between the exercise price and the deemed fair value of the common stock underlying the options. As of March 31, 2000 we had recorded aggregate deferred stock compensation of $8.7 million. The deferred stock compensation is being amortized over the vesting periods of the stock options. We recognized a total of $0.5 million and $0.4 million in stock compensation expense for the three months ended March 31, 2000 and 1999, respectively. The total charges to be recognized in future periods from amortization of deferred stock compensation as of March 31, 2000 are anticipated to be approximately $1.6 million, $2.2 million, $1.8 million and $0.2 million for the remaining nine months of 2000 and for 2001, 2002 and 2003, respectively.

NOTE 11. SEGMENT INFORMATION

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

     Ventro currently operates in two operating segments; 1) life science product sales attributable to Chemdex, and 2) specialty medical product sales attributable to Promedix.

     As the specialty medical product segment is immaterial, both as a percentage and in dollar amount to revenues, net income and total assets, separate disclosure of these amounts are not shown.

NOTE 12. FORMATION OF INDUSTRIA SOLUTIONS, INC.

     On January 24, 2000, Ventro, DuPont, IBM and @ Ventures, the venture capital division of CMGI, Inc., announced the formation of Industria Solutions, Inc. (Industria), a new business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as the contribution of technology, Ventro currently owns approximately 49% of Industria. The investment is accounted for using the equity method. As of March 31, 2000, Industria had net assets of $43.7 million, and to date, has recorded no revenue and net losses of $3.4 million.

NOTE 13. RELATED PARTY TRANSACTIONS

     VWR Scientific Products Corporation's president and Chief Executive Officer, Paul J. Nowak is a director of the Company. In addition, we issued VWR 2,538,405 shares of our common stock as a part of Chemdex's strategic relationship agreement in March 1999. VWR and Chemdex jointly market VWR core products and Chemdex

                               VENTRO CORPORATION

                                   UNAUDITED

core products to VWR's existing and new customers and jointly solicit several key existing VWR suppliers to distribute, market and sell their products through the Chemdex Marketplace. VWR currently performs some of the billing and cash collection functions for the sale of jointly marketed products until these functions can be transitioned to Chemdex. With respect to sales of VWR core products, we act as an intermediary and forward orders received through the Chemdex Marketplace to VWR for fulfillment and customer service. We receive no fee for orders for VWR core products from VWR's 40 largest customers and we receive a minimal fee for all other orders for VWR core products forwarded to VWR. We are responsible for fulfillment and customer service for all Chemdex core product and orders for third party products received from VWR customers through the Chemdex Marketplace. Under the terms of the agreement, VWR provides support for the purchase of third party products in return for a fee which approximates VWR's costs incurred.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes the SEC staff's views on applying accounting principles generally accepted in the United States to the recognition of revenue in financial statements. Among other things, SAB 101 provides that the determination of whether to report revenues at the gross amount billed or the net amount earned by the vendor generally depends on whether the risks assumed by the vendor, together with other transaction attributes, indicate that the vendor is, in substance, acting as a principal or as an agent in the transaction, respectively. We have concluded that we act as a principal in purchasing products from our suppliers and reselling them to our customers because we assume the risks and rewards of ownership and, consequently, we include the gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues. Although Ventro is currently evaluating the impact of SAB 101, management does not believe its adaption will materially change the Company's financial position, results of operations or cash flows.

     The Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) is in the process of discussing Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue). This Issue, for which a consensus has not yet been reached, presently addresses when a vendor should report revenue as the gross amount billed to a customer versus the net amount earned by the vendor in the transaction. If the Task Force reaches a consensus on this Issue, the resulting accounting principles may specify new or additional transaction attributes against which revenue-producing transactions are evaluated and, consequently, may affect the manner (gross versus net) in which we present net revenues. However, we cannot predict whether or when a consensus will be reached, the final bases therefore, nor the time frame and manner in which any such consensus will become effective or be implemented, respectively.

NOTE 15. SUBSEQUENT EVENTS

FORMATION OF AMPHIRE SOLUTIONS, INC.

     On April 11, 2000, Ventro and Entangible.com, announced the formation of Amphire Solutions, Inc. (Amphire), a new business-to-business e-commerce company in the foodservice market. For a cash and equity contribution of approximately $35 million, Ventro will own approximately 49% of Amphire upon completion of all transactions connected with the formation of Amphire.

                               VENTRO CORPORATION

                                   UNAUDITED

ISSUANCE OF 6% CONVERTIBLE SUBORDINATED NOTES

     On April 3, 2000, the Company issued $250,000,000 of 6% Convertible Subordinated Debentures with a scheduled maturity in 2007. The debentures are convertible into common stock of the Company at a conversion price of $90.78 per share subject to adjustment if certain events affecting our common stock occur. The Company may redeem the debentures, as a whole or in part on or after April 4, 2003. Unless the debentures are redeemed, repaid, or converted prior thereto, the debentures will mature on April 1, 2007 at their principal amount. The proceeds of this issuance are being used for general corporate purposes including working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of Ventro believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For a discussion of factors that could cause our results to differ, refer to Management's Discussion and Analysis and the Risk Factors section of Ventro's Annual Report on Form 10-K for the year ended December 31, 1999 (File Number 0-26811). For us, these risks include, among others our history of losses and our anticipated continued losses for the foreseeable future, our unproven business model, proposed accounting rules which might require us to report substantially lower revenues, and our dependence on our strategic relationship with VWR Scientific Products Corporation.

OVERVIEW

     Ventro Corporation, formerly known as Chemdex Corporation, is a builder and operator of vertical marketplace companies that enter into transactions with enterprises, buyers and suppliers, enabling them to streamline business processes, enhance productivity and reduce costs. Ventro marketplace companies offer e-commerce solutions consisting of extensive online marketplaces, electronic procurement, the systems integration needed to interface with third party and back office systems and comprehensive services and support.

     We are currently operating or developing five Ventro marketplace companies that are either wholly-owned by us or in which we own a significant minority interest. Chemdex is a division of ours and is a leading provider of e-commerce solutions to the life sciences research products market. Promedix, a wholly-owned subsidiary of ours, will address the specialty medical products marketplace. Ventro and Tenet Healthcare Corporation formed Broadlane, to provide e-commerce solutions for the high-volume, hospital and medical supplies market, initially focusing on commodity hospital supplies. Ventro and DuPont formed Industria Solutions to provide e-commerce solutions for the fluid processing industry. Finally, we and Entangible.com formed Amphire Solutions which will provide e-commerce solutions to the U.S. food service industry. Broadlane, Industria Solutions and Amphire Solutions are currently in the development stage. We are a significant minority shareholder in each of Broadlane and Industria Solutions. We will hold a significant minority interest in Amphire Solutions upon completion of all transactions associated with its formation.

     We acquired Promedix and SpecialtyMD on February 10, 2000. The acquisitions were accounted for under the purchase method of accounting. The acquisition costs of Promedix and SpecialtyMD were $325.3 million and $107.7 million, respectively. The intangible assets acquired in the Promedix and SpecialtyMD acquisitions were $325.3 million and $108.5 million, respectively. Accordingly, our increase in intangible assets from $13.1 million at December 31, 1999 to $425.9 million at March 31, 2000 is a result of these acquisitions. The intangible assets will be amortized over two to three years and the amortization expense is estimated to be approximately $145.1 million per year, beginning February 10, 2000. Promedix had no revenue and a loss from continuing operations of $12.1 million for 1999. SpecialtyMD had $31,000 of revenue and a net loss of $4.3 million for 1999.

     Net revenues consist primarily of product sales to customers and charges to customers for outbound freight. Under most of our supplier agreements entered into for Chemdex and Promedix, we are acting as a principal in purchasing products from our suppliers and reselling them to our customers so that we recognize net revenues equal to the amount paid by our customers and cost of revenues equal to the amount we pay to our suppliers for these products. Under our principal-based agreements, we are responsible for selling the products, collecting payment from customers, ensuring that the shipment reaches customers and processing returns. In addition, we take title to products upon shipment and bear the risk of loss for collection, delivery and merchandise returns from customers. Some of our agreements with our suppliers treat us as an agent of the supplier, in which case we receive a percentage fee on product sales. We recognize revenue from product sales, net of any discounts, and from fees under agency-based supplier agreements, when the products are shipped to customers. Products are shipped directly to customers by suppliers based on customer delivery date specifications.

     In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes the SEC staff's views on applying accounting principles generally accepted in the United States to the recognition of revenue in financial statements. Among other things, SAB 101 provides that the determination of whether to report revenues at the gross amount billed or the net amount earned by the vendor generally depends on whether the risks assumed by the vendor, together with other transaction attributes, indicate that the vendor is, in substance, acting as a principal or as an agent in the transaction, respectively. We have concluded that we act as a principal in purchasing products from our suppliers and reselling them to our customers because we assume the risks and rewards of ownership and, consequently, we include the gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues. Although Ventro is currently evaluating the impact of SAB 101, management does not believe its adaption will materially change the Company's financial position, results of operations or cash flows.

     The Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) is in the process of discussing Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue). This Issue, for which a consensus has not yet been reached, presently addresses when a vendor should report revenue as the gross amount billed to a customer versus the net amount earned by the vendor in the transaction. If the Task Force reaches a consensus on this Issue, the resulting accounting principles may specify new or additional transaction attributes against which revenue-producing transactions are evaluated and, consequently, may affect the manner (gross versus net) in which we present net revenues. However, we cannot predict whether or when a consensus will be reached, the final bases therefore, nor the time frame and manner in which any such consensus will become effective or be implemented, respectively.

     Ventro had sales to one significant customer, who accounted for approximately 12% of our revenues in the quarter ended March 31, 2000. Our agreement with another customer, in connection with its role as our initial test location for our purchasing solution, provides that we will not receive price discounts on products of some suppliers purchased by that customer if that customer purchases specified minimum quantities of product through the Chemdex Marketplace. As a result, we receive little or no gross margin on sales of these supplier products to that customer. The loss of revenues from any of our significant customers would have a significant negative effect on our business, revenues, results of operations and financial condition.

EFFECTS OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

     The various interests that we acquire in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within our Consolidated Statements of Operations. As of March 31, 2000, the consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries, Promedix and SpecialtyMD. All significant inter-company accounts and transactions were eliminated

     Equity Method. Companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% -- 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the

Consolidated Statements of Operations. As of March 31, 2000, we accounted for our interest in two companies, Industria Solutions and Broadlane, under the equity method of accounting.

     Cost Method. Companies not accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of March 31, 2000, we accounted for our interest in one company under the cost method of accounting.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

  Net revenues

     Net revenues increased by $23.1 million from $165,000 in the first quarter of 1999 to $23.3 million in the first quarter of 2000. The increase in sales volume is primarily due to the increase in our customer base and increased market acceptance of our procurement solution.

     In the future, the level of our net revenues will depend on a number of factors including, but not limited to, the:

     - number of customers we are able to obtain;

     - frequency of our customer's purchases;

     - quantity and mix of products our customers purchase;

     - quantity of the types of products we are able to offer for sale;

     - price we charge for our products;

     - amount we charge for shipping;

     - extent of sales incentives we offer;

     - level of customer returns we experience;

     - seasonality that we may experience;

     - number of vertical marketplaces we enter; and

     - mix of gross and net revenue transactions.

  Cost of Revenues and Gross Profit

     Cost of revenues increased by $21.8 million from $156,000 in the first quarter of 1999 to $22.0 million in the first quarter of 2000. Cost of revenues consist primarily of the costs of acquiring products from our suppliers for sale to our customers. During the first quarter of 2000, cost of revenues included a portion of amortization charges of intangibles for customer and supplier relationships related to the purchase of Promedix, as well as amortization charges of intangibles for developed technology related to the purchase of SpecialtyMD. During the three months ended March 31, 2000, cost of revenues, in absolute dollars, increased consistent with the significant increases in revenues. Our gross margin for the quarter ended March 31, 2000 was approximately 5.6%. The low gross margin on product sales, primarily all of which were recognized under principal-based agreements, was due to our accepting low margins in order to increase early sales volume, customer adoption, and awareness of the Chemdex and Promedix brands.

     Cost of revenues as a percentage of net revenues will fluctuate based on a number of factors, including, but not limited to, the following:

     - the cost of our products and purchase discounts that we negotiate with individual suppliers;

     - our pricing strategy relative to the cost of our products;

     - the mix of products our customers purchase;

     - our price strategy for shipping relative to the cost of shipping; and

     - mix of gross and net revenue transactions.

  Operating Expenses

     Research and Development. Research and development expenses increased by $6.8 million from $2.3 million in the first quarter of 1999 to $9.1 million in the first quarter of 2000. Research and development expenses consists of personnel and other expenses associated with developing, updating, and enhancing software in support of the Chemdex and Promedix Marketplaces, content engineering for SpecialtyMD, and amortization charges of intangibles for assembled workforces, related to the purchase of Promedix and SpecialtyMD. Our research and development expenses have increased each quarter since inception primarily due to increased staffing and associated costs related to the design and development and maintenance of the Chemdex and Promedix Marketplaces, and content and design expenses. We believe that our success is dependent in large part on continued enhancement and development of our vertical marketplaces.

     We expect that research and development expenses will increase in absolute dollars in the future as we:

     - continue to enhance and improve our Internet-based purchasing solution;

     - add increasing amounts of supplier data to our databases;

     - develop and introduce new solutions and services; and

     - integrate our Internet-based purchasing system with our customers' and suppliers' systems.

     Sales and Marketing. Sales and marketing costs increased by $10.0 million from $3.2 million in the first quarter of 1999 to $13.2 million in the first quarter of 2000. Sales and marketing expenses consist primarily of advertising and promotion in support of the development of our marketing strategy, payroll and related expenses for personnel engaged in supplier relations, enterprise sales activities and enterprise account management. Further, sales and marketing costs include, intangible asset amortization expenses related to our VWR and BIO agreements and intangible asset amortization expenses including a portion of customer and supplier relationships and assembled workforces related to the purchase of Promedix and SpecialtyMD. Sales and marketing expenses have increased since inception as we have continued to expand our sales and marketing efforts primarily with relation to our corporate marketing and branding strategy. We intend to continue to aggressively expand our supplier and customer relationships and to expand our brand awareness. We expect sales and marketing expenses to increase in future periods.

     General and Administrative. General and administrative costs increased by $3.8 million from $1.0 million in the first quarter 1999 to $4.8 million in the first quarter of 2000. General and administrative expenses consist primarily of salaries, fees for professional services, lease expenses and amortization expenses of intangible assets including assembled workforces and non-compete agreements related to the purchase of Promedix and SpecialtyMD. General and administrative expenses have increased primarily as a result of the addition of finance and administrative personnel, costs of leasing additional office space to support our growth, amortization of intangibles, and expenses related to increased professional service fees. We expect general and administrative expenses to increase in future periods to support our expanded operations.

     Amortization of Deferred Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $8.7 million in connection with some of the stock options we granted through June 30, 1999. For the quarter ended March 31, 1999 and 2000, we expensed $.4 million and $.5 million, respectively, related to the amortization of deferred compensation. The deferred compensation amounts are being amortized over the vesting period of the stock options which is generally four years.

     Interest Expense. Interest expense increased by $23,000 from $25,000 in the first quarter of 1999 to $48,000 in the first quarter of 2000. Interest expense consists primarily of interest related to financed equipment and other financing arrangements. We expect interest expense to increase in future periods related to the issuance of $250,000,000 6% convertible subordinated notes on April 3, 2000.

     Interest and Other Income, net. Interest and other income, net increased by $1.7 million from $55,000 in the first quarter of 1999 to $1.8 million in the first quarter of 2000. Interest and other income, net has been derived primarily from earnings on investments in cash equivalent securities. Interest during the first quarter of 2000 increased significantly due to increased cash and cash equivalents resulting from our initial public offering on July 27, 1999.

  Net Income (Loss).

     Net income increased by $36.2 million from a loss of $6.8 million in the first quarter of 1999 to $29.4 million in the first quarter of 2000. This increase in net income is primarily due to an accounting gain of $74.5 million on one of our investments. At March 31, 2000, the investment's fair market value was reduced by $31.0 million as a result of our mark-to market adjustment which is included in other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in July 1999, we funded our operations primarily by the private sale of our equity securities, through which we raised approximately $45.0 million. In July 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $117.4 million. As of March 31, 2000, our principal sources of liquidity included approximately $122.5 million of cash, cash equivalents and short-term investments and $4.1 million in equipment financing arrangements. In April 2000, we completed our offering of 6% convertible subordinated notes, though which we raised net proceeds of approximately $242,500,000.

     Net cash used in operating activities totaled $22.8 million and $4.6 million in the first three months of 2000 and 1999, respectively. The net cash used in operating activities in the first three months of 2000 was primarily due to our net loss after adjusting for our one-time non-cash realized accounting gain on an investment of $74.5 million, which was partially offset by non-cash charges for depreciation and amortization of deferred stock-based compensation and intangible assets, as well as increases in accounts payable and accrued liabilities. Net cash used in operating activities in the first three months of 1999, related primarily to our net loss, which was partially offset by non-cash charges of depreciation and amortization of deferred stock-based compensation, sales and marketing and interest expense related to warrants and increases in accounts payable and accrued expenses.

     Net cash provided by investing activities totaled $23.0 million in the first three months of 2000. In the first three months of 1999, net cash used by investing activities totaled $1.5 million. Net cash provided during the first quarter of 2000 was primarily the result of net maturities of short-term investments, totalling $36.4 million. This was partially off-set by substantial investments in computer equipment and software, and a contribution of $5.0 million to Industria. Net cash used in investing activities in the first three months of 1999 primarily related to purchases of short term investments, computer equipment, and office furniture.

     Net cash provided by financing activities was $2.8 million in the first three months of 2000 and $27.9 million for the first three months of 1999. During the first quarter of 2000, we received cash related to the issuance of common stock under our employee stock purchase plan of $1.2 million, proceeds of $0.3 million related to the exercise of options and payments for notes receivable from stockholders' of $0.9 million. Net cash from financing activities during the first quarter 1999 resulted primarily from the sale of preferred stock.

     We currently anticipate that cash and cash equivalents at March 31, 2000, together with our equipment lease line and the net proceeds from the sale of our convertible debt in April 2000, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis until we achieve profitability, if ever. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our sales from inception to date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in the near future, we expect to sell in foreign markets. As our sales would be made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

     At March 31, 2000, our cash and cash equivalents consisted primarily of money market funds and commercial paper held by large institutions in the U.S.

     The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at March 31, 2000 includes securities held in Ariba, Inc. which has experienced significant historical volatility in its stock price. The Company typically does not attempt to reduce or eliminate its market exposure on these securities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 3, 2000, Chemidex filed a complaint in the United States District Court, District of Kansas (File No. 00-2107) alleging infringement of its service mark registration, unfair competition and false designation of origin and false representation. On April 27, 2000, Ventro and Chemidex entered into a settlement agreement terminating the litigation for a nominal amount paid by Ventro.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 27, 1999, Ventro issued 8,625,000 shares of common stock, including the underwriters' overallotment, with net proceeds to Ventro of $117.4 million. Morgan Stanley Dean Witter, BancBoston Robertson Stephens, and Volpe Brown Whelan & Company were the managing underwriters in the offering. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-78505).

     On July 27, 1999, all outstanding preferred shares were automatically converted to common shares in a 1:1 ratio. The Company has used and plans to continue to use the proceeds from the offering to fund continuing operations and strategic activity.

     We paid a total of $9.1 million in underwriting discounts and commissions associated with our initial public offering. We incurred approximately $2.9 million in additional offering related costs. After deducting the underwriting discounts and commissions and other offering expenses, net proceeds to the Company were approximately $117.4 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. In addition we may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Agreement and Plan of Merger dated September 21, 1999 by and among Ventro Corporation, Popcorn Acquisitions Corp. and
               Promedix.com, Inc.(1)
     2.3       Escrow Agreement for Ventro/Promedix(1)
     2.4       Agreement and Plan of Merger dated December 10, 1999 by and among Ventro Corporation, Spinach Acquisitions Corp. and
               SpecialtyMD.com Corporation(1)
     2.6       First Amendment to Agreement and Plan of Merger dated as of
               December 21, 1999 by and among Ventro Corporation, Popcorn
               Acquisitions Corp. and Promedix.com, Inc.(1)
     2.7       Escrow Agreement for Ventro/SpecialtyMD(1)
     2.8       Form of Certificate of Merger between Chemdex Corporation
               and Ventro Corporation(2)
     4.1       Specimen of Ventro Common Stock Certificate(2)
    10.39      Amendment to 1998 Stock Plan, as amended, and form of option agreement(2)
    10.40      Amendment to 1999 Employee Stock Purchase Plan(2)
    27.1       Financial Data Schedule*

---------------
 *  Filed herewith.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 333.90727) filed with the Commission on January 4, 2000, as amended, which Registration Statement was declared effective on January 5, 2000.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-31774) filed with the Commission on March 6, 2000, which Registration Statement was declared effective March 29, 2000.

(b) Reports on Form 8-K.

          (1) On January 4, 2000, Ventro filed a report on Form 8-K announcing the formation of a new company, Broadlane Inc., a joint venture with Tenet Healthcare Corporation as well as a $10 million investment in Tradex.

          (2) On January 25, 2000, Ventro filed a report on Form 8-K announcing the formation of a new company, Industria Solutions, Inc., a joint venture with DuPont.

          (3) On February 22, 2000, Ventro filed a report on Form 8-K announcing the change of its name from Chemdex Corporation to Ventro Corporation, as well as the change of its ticker symbol from CMDX to VNTR.

          (4) On February 25, 2000, Ventro filed a report on Form 8-K announcing the closing of the Promedix.com Inc., and SpecialtyMD.com Corporation acquisitions effective February 10, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2000.

                                          VENTRO CORPORATION

                                          By      /s/ JAMES G. STEWART
                                            ------------------------------------
                                                      James G. Stewart
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Agreement and Plan of Merger dated September 21, 1999 by and among Ventro Corporation, Popcorn Acquisitions Corp. and
           Promedix.com, Inc.(1)
 2.3       Escrow Agreement for Ventro/Promedix(1)
 2.4       Agreement and Plan of Merger dated December 10, 1999 by and among Ventro Corporation, Spinach Acquisitions Corp. and
           SpecialtyMD.com Corporation(1)
 2.6       First Amendment to Agreement and Plan of Merger dated as of
           December 21, 1999 by and among Ventro Corporation, Popcorn
           Acquisitions Corp. and Promedix.com, Inc.(1)
 2.7       Escrow Agreement for Ventro/SpecialtyMD(1)
 2.8       Form of Certificate of Merger between Chemdex Corporation
           and Ventro Corporation(2)
 4.1       Specimen of Ventro Common Stock Certificate(2)
10.39      Amendment to 1998 Stock Plan, as amended, and form of option agreement(2)
10.40      Amendment to 1999 Employee Stock Purchase Plan(2)
27.1       Financial Data Schedule*

---------------
 *  Filed herewith.

(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 333.90727) filed with the Commission on January 4, 2000, as amended, which Registration Statement was declared effective on January 5, 2000.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-31774) filed with the Commission on March 6, 2000, which Registration Statement was declared effective March 29, 2000.