Form 10-Q
period 2000-06-30
VENTRO CORP
filed 2000-08-14
CIK 1047499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                            ------------------------

                              1500 PLYMOUTH STREET
                        MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 567-8900
                  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE
   NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On July 31, 2000, 45,635,932 shares of the registrant's common stock, $0.0002 par value per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VENTRO CORPORATION

                                   FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of June
         30, 2000 and December 31, 1999.....................    1
         Condensed Consolidated Statements of Operations for
         the Three and Six Months Ended June 30, 2000 and
         1999...............................................    2
         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 2000 and 1999........    3
         Notes to Condensed Consolidated Financial
         Statements.........................................    4
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   12
Item 3. Qualitative and Quantitative Disclosure about Market
        Risk................................................   17

                   PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................   18
Item 2. Changes in Securities and Use of Proceeds...........   18
Item 3. Defaults Upon Senior Securities.....................   18
Item 4. Submission of Matters to a Vote of Securities
        Holders.............................................   18
Item 5. Other Information...................................   19
Item 6. Exhibits and Reports on Form 8-K....................   19
SIGNATURE...................................................   20

                               VENTRO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................   $ 245,358       $ 21,934
  Short-term investments....................................      50,975         81,161
  Accounts receivable, net..................................      11,364         12,414
  Due from vertical marketplace companies...................       4,690             --
  Other current assets......................................       9,862          5,041
                                                               ---------       --------
          Total current assets..............................     322,249        120,550
Property and equipment, net.................................      22,921         10,264
Ownership interest in vertical marketplace companies, net...      31,695             --
Intangible assets, net......................................     388,704         13,107
Other long-term assets......................................      14,410         20,012
                                                               ---------       --------
          Total assets......................................   $ 779,979       $163,933
                                                               =========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  12,443       $  8,445
  Accrued compensation......................................       7,140          3,958
  Accrued expenses..........................................      20,668         25,648
  Notes payable and other current liabilities...............      12,904            369
                                                               ---------       --------
          Total current liabilities.........................      53,155         38,420
Convertible subordinated notes..............................     250,000             --
Other long-term liabilities.................................         590            494
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................           9              7
  Additional paid-in capital................................     629,650        189,842
  Deferred stock-based compensation.........................      (5,287)        (6,380)
  Notes receivable from stockholders'.......................          --           (985)
  Accumulated deficit.......................................    (147,674)       (57,465)
  Accumulated other comprehensive loss......................        (464)            --
                                                               ---------       --------
          Total stockholders' equity........................     476,234        125,019
                                                               ---------       --------
          Total liabilities and stockholders' equity........   $ 779,979       $163,933
                                                               =========       ========

---------------
(1) Derived from audited financial statements

   See accompanying notes to the condensed consolidated financial statements

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      --------------------   --------------------
                                                        2000        1999       2000        1999
                                                      ---------   --------   ---------   --------
Revenues:
  Transaction revenue...............................  $  24,290   $  2,906   $  47,578   $  3,071
  Other revenue.....................................        942         --         942         --
                                                      ---------   --------   ---------   --------
          Total revenues............................     25,232      2,906      48,520      3,071
Cost of revenues:
  Cost of transaction revenue.......................     23,116      2,753      45,106      2,908
  Cost of other revenue.............................        296         --         296         --
                                                      ---------   --------   ---------   --------
          Total cost of revenues....................     23,412      2,753      45,402      2,908
          Gross profit..............................      1,820        153       3,118        163
Operating expenses:
  Research and development(1).......................     11,260      3,462      20,374      5,755
  Sales and marketing(2)............................     16,364      5,224      29,553      8,412
  General and administrative(3).....................      7,658      3,611      12,423      4,626
  Amortization of deferred stock-based
     compensation...................................        547        547       1,094        899
  Amortization of intangible assets.................     34,099         --      52,913         --
                                                      ---------   --------   ---------   --------
          Total operating expenses..................     69,928     12,844     116,357     19,692
                                                      ---------   --------   ---------   --------
Operating loss......................................    (68,108)   (12,691)   (113,239)   (19,529)
Interest expense....................................     (4,307)       (23)     (4,355)       (49)
Interest income and other, net......................      4,688        209       6,450        264
Equity loss(4)......................................     (6,603)        --      (8,305)        --
Gain (loss) on investment...........................    (45,292)        --      29,240         --
                                                      ---------   --------   ---------   --------
Net loss............................................  $(119,622)  $(12,505)  $ (90,209)  $(19,314)
                                                      =========   ========   =========   ========
Basic and diluted net loss per share................  $   (2.69)  $  (2.86)  $   (2.18)  $  (6.05)
                                                      =========   ========   =========   ========
Weighted average shares of common stock used in
  computing basic and diluted net loss per share....     44,499      4,366      41,329      3,191

---------------
(1) Excluding $202 in amortization of deferred stock-based compensation for both the three months ended June 30, 2000 and 1999, and $404 and $332 for the six months ended June 30, 2000 and 1999, respectively.

(2) Excluding $252 in amortization of deferred stock-based compensation for both the three months ended June 30, 2000 and 1999, and $504 and $414 for the six months ended June 30, 2000 and 1999, respectively.

(3) Excluding $93 in amortization of deferred stock-based compensation for both the three months ended June 30, 2000 and 1999, and $186 and $153 for the six months ended June 30, 2000 and 1999, respectively.

(4) Includes $2,555 and $0 in amortization of goodwill related to vertical marketplace companies for the three and six months ended June 30, 2000 and 1999.

   See accompanying notes to the condensed consolidated financial statements

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
OPERATING ACTIVITIES
Net loss....................................................  $ (90,209)   $(19,314)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      6,194         604
  Amortization of deferred stock-based compensation.........      1,093         899
  Amortization of intangible assets.........................     55,498         780
  Equity loss...............................................      8,305          --
  Gain on investment........................................    (29,240)         --
  Interest expense related to warrants......................         --          57
  Issuance of common stock for services.....................         --         263
  Non-cash charges related to stock-option grants...........        120          --
Changes in operating assets and liabilities:
  Accounts receivable.......................................      1,119      (2,379)
  Due from vertical marketplace companies...................     (4,690)         --
  Other current assets......................................     (9,755)       (731)
  Other long-term assets....................................     (7,161)       (539)
  Accounts payable..........................................    (11,273)      3,312
  Accrued compensation......................................      1,433         804
  Accrued expenses..........................................      8,608       2,106
                                                              ---------    --------
        Net cash used by operating activities...............    (69,958)    (14,138)
                                                              ---------    --------
INVESTING ACTIVITIES
Purchases of property and equipment.........................    (14,207)     (2,537)
Purchases of short-term investments.........................   (269,439)         --
Sale and maturities of short-term investments...............    339,127          --
Investment in vertical marketplace companies................     (8,388)         --
Purchase of Promedix, net of cash...........................        222          --
Purchase of SpecialtyMD, net of cash........................         67          --
                                                              ---------    --------
        Net cash provided by/(used by) investing
        activities..........................................     47,382      (2,537)
                                                              ---------    --------
FINANCING ACTIVITIES
Principal payments on capital lease obligations.............        (87)         (5)
Principal payments on notes payable.........................       (103)       (102)
Net proceeds from issuance of preferred stock...............         --      30,197
Net proceeds from issuance of common stock..................         --          14
Repurchase of common stock..................................         --          (1)
Net proceeds from issuance of convertible subordinated
  notes.....................................................    242,500          --
Issuance of warrants........................................        375          --
Issuance of common stock under ESPP.........................      1,216          --
Proceeds from exercise of options...........................      1,114          --
Payments of stockholders' notes receivable..................        985           7
                                                              ---------    --------
        Net cash provided by financing activities...........    246,000      30,110
                                                              ---------    --------
Net increase in cash and cash equivalents...................    223,424      13,435
Cash and cash equivalents at beginning of period............     21,934       5,990
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 245,358    $ 19,425
                                                              =========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of shares in exchange for stockholders' notes
  receivable................................................  $      --    $    957
Equipment purchased under notes payable.....................  $      --    $  1,132
Issuance of common stock for intangible asset...............  $      --    $ 13,910
Issuance of shares for services provided....................  $      --    $  1,781
Issuance of warrants for services...........................  $            $    526
Issuance of shares in connection with the acquisition of
  Promedix..................................................  $ 314,770    $     --
Issuance of shares in connection with the acquisition of
  SpecialtyMD...............................................  $ 103,708    $     --
Issuance of shares in connection with the investment in
  Amphire...................................................  $  31,614    $     --
Unrealized gain on available-for-sale securities............  $     464    $     --
Other non-cash equity transactions..........................  $     608    $     --

   See accompanying notes to the condensed consolidated financial statements

                               VENTRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Consolidation. Companies in which Ventro directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within our Consolidated Statements of Operations. As of June 30, 2000, the consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries, Promedix.com, Inc. ("Promedix"), and SpecialtyMD.com Corporation ("SpecialtyMD"). All significant inter-company accounts and transactions were eliminated.

     Equity Method. Companies whose results Ventro does not consolidate, but over whom Ventro exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations. As of June 30, 2000, Ventro accounted for our interest in two companies, Industria Solutions, Inc. ("Industria"), and Amphire Solutions, Inc. ("Amphire"), under the equity method of accounting.

     Cost Method. Companies not accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of June 30, 2000, Ventro accounted for our interest in three companies under the cost method of accounting.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Transaction revenue includes gross revenues from sales of products and related shipping fees, net of discounts and provisions for sales returns and other allowances. Sales returns and allowances have not been significant to date.

                               VENTRO CORPORATION

                                  (UNAUDITED)

     Ventro generally acts as a principal when we purchase products from suppliers and resell them to customers. Our products are shipped directly to customers using third party carriers. Under principal based agreements, we obtain and validate a customer's order, purchase the product from a manufacturer or supplier at a negotiated price, arrange for shipment of products, establish the total purchase price of our products and shipping fees, collect payment from customers, ensure that products reach customers, and process returns. In addition, we contractually take title to products upon shipment and bear the risk of loss for collection, delivery and product returns from customers. To date, an insignificant portion of our revenues are derived from agreements with suppliers for whom Ventro acts as an agent and simply facilitates a customer's order. Under agency based agreements with suppliers and distributors, Ventro recognizes a percentage share of revenues generated when products are shipped to customers.

     Other revenue includes revenues from license fees and service revenues.

     Revenues from license fees are recognized when an agreement has been signed, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. The Company recognizes license fee revenues in accordance with Americal Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2).

     Service revenues are comprised of revenues from support arrangements, consulting fees and training. Support arrangements provide for technical support and the right to unspecified upgrades on an if-and-when-available basis, but do not provide for specified upgrade rights. Revenue from support arrangements is recognized on a straight-line basis as service revenues over the life of the related agreement, which is typically one year. If support or consulting services are included in an arrangement that includes a license agreement, amounts related to support or consulting are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element's fair value. Consulting and training revenue is recognized when provided to the customer.

     Sales to one significant customer accounted for approximately 10% of our transaction revenues in the quarter ended June 30, 2000. There have been no sales to customers outside the United States since inception.

NOTE 3. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ventro in accordance with generally accepted accounting principles ("GAAP"), from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for any future period.

                               VENTRO CORPORATION

                                  (UNAUDITED)

NOTE 4. NET LOSS PER SHARE

     Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128), which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and six months ended June 30, 2000 and 1999, no common share equivalents were used in calculating diluted net loss per share as the impact would have been antidilutive. Additionally, Ventro had $250 million of Convertible Subordinated Notes due 2007, convertible into Ventro's common stock at $90.78 per share, outstanding at June 30, 2000 that were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted per share amounts are equal for the periods ended June 30, 2000 and 1999.

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

     The following table sets forth the computation of loss per share, in thousands:

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                 ---------------------    --------------------
                                                   2000         1999        2000        1999
                                                 ---------    --------    --------    --------
Net loss.......................................  $(119,622)   $(12,505)   $(90,209)   $(19,314)
  Weighted-average shares outstanding basic and
     diluted...................................     44,499       4,366      41,329       3,191
                                                 ---------    --------    --------    --------
Basic and diluted net loss per share...........  $   (2.69)   $  (2.86)   $  (2.18)   $  (6.05)
                                                 =========    ========    ========    ========
  Pro forma weighted-average shares outstanding
     basic and diluted.........................                 21,043                  17,661
                                                              --------                --------
Pro forma basic and diluted net loss per
  share........................................               $  (0.59)               $  (1.09)
                                                              ========                ========

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income." Other comprehensive income refers to expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                 ---------------------    --------------------
                                                   2000         1999        2000        1999
                                                 ---------    --------    --------    --------
Net loss.......................................  $(119,622)   $(12,505)   $(90,209)   $(19,314)
Unrealized gains (losses) on available-for-sale
  securities...................................     31,223          --        (464)         --
                                                 ---------    --------    --------    --------
Comprehensive loss.............................  $ (88,399)   $(12,505)   $(90,673)   $(19,314)
                                                 =========    ========    ========    ========

                               VENTRO CORPORATION

                                  (UNAUDITED)

NOTE 6. ACQUISITIONS

  Promedix

     On February 10, 2000, the Company acquired Promedix, a provider of e-commerce solutions for healthcare purchasing professionals. Promedix is based in Salt Lake City, Utah. Promedix links buyers and suppliers of specialty medical products, providing healthcare professionals with a one-stop shop for product research, purchase and order fulfillment through relationships with distributors and manufacturers. The Company issued 12.1 million shares of its common stock for all of the outstanding preferred and common stock of Promedix based on an exchange ratio of 1.2647 shares of Ventro for 1.0000 shares of Promedix. The transaction was accounted for as a purchase. In connection with the acquisition, the Company recorded a total purchase price of $325.3 million. The purchase price was allocated to assembled workforce ($2.0 million), customer relationships ($1.9 million), supplier relationships ($2.1 million), and goodwill ($319.3 million), net of tangible and intangible assets. A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, customer relationships, and supplier relationships recorded. Intangible assets of $325.3 million will be amortized ratably over a two to three year period.

  SpecialtyMD

     On February 10, 2000, the Company acquired SpecialtyMD, a provider of a range of comprehensive search and content functions, which will add an interactive component to Ventro's e-commerce procurement solutions. In connection with the purchase, the Company issued 1.1 million shares of its common stock for all of the outstanding common stock of SpecialtyMD based on an exchange ratio of 1.0000 shares of SpecialtyMD for 0.1033 shares of Ventro. The transaction was accounted for as a purchase. The Company recorded a total purchase price of $107.7 million. The purchase price was allocated to assembled workforce ($0.9 million), developed technology ($2.7 million), non-compete agreements ($15.0 million), goodwill ($89.9 million) and net tangible liabilities ($0.8 million). A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, developed technology, and non-compete agreements recorded. Intangible assets of $108.5 million will be amortized ratably over a two to three year period.

PRO FORMA RESULTS

     The pro forma unaudited results of operations for the six month periods ended June 30, 2000 and 1999, assuming the purchase of both Promedix and SpecialtyMD had been consummated as of January 1, 1999, is as follows (in thousands, except per share data):

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                           2000           1999
                                                        -----------    ----------
Revenues..............................................   $  48,521      $  2,906
Net loss..............................................   $(109,429)     $(93,680)
Net loss per common share basic and diluted...........   $   (2.49)     $  (3.38)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been consummated on January 1, 1999. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

NOTE 7. OWNERSHIP INTEREST IN VERTICAL MARKETPLACE COMPANIES

     On January 24, 2000, Ventro, DuPont, IBM and @ Ventures, the venture capital division of CMGI, Inc., announced the formation of Industria, a new business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as a contribution of the company's

                               VENTRO CORPORATION

                                  (UNAUDITED)

technology, Ventro's ownership interest in Industria is currently approximately 49%. The investment is accounted for using the equity method.

     On April 11, 2000, Ventro and Entangible.com announced the formation of Amphire, a new business-to-business e-commerce company in the foodservice market. In connection with the formation of Amphire, Ventro acquired a portion of Entangible.com for cash and equity totalling $35 million. Ventro's ownership interest in Amphire is currently approximately 49%. The investment is accounted for using the equity method.

     As of the date that Amphire was formed, April 11, 2000, Ventro's carrying value in Amphire, accounted for under the equity method exceeded its share of the underlying equity in the net assets by $34.5 million. This excess relates to ownership interest acquired and is being amortized over a three year period. Amortization of goodwill of $2.6 million is included in "equity loss" in the accompanying consolidated statements of operations for the three and six months ended June 30, 2000. The total amortization charges to be recognized in the future are anticipated to be approximately $5.7 million, $11.5 million, $11.5 million and $3.2 million for the remaining six months of 2000 and for 2001, 2002 and 2003, respectively.

     The following table outlines the Company's activity with its vertical marketplace companies, accounted for under the equity method, for the six months ended June 30, 2000 (in thousands):

                       OWNERSHIP       INITIAL         EQUITY LOSS      AMORTIZATION    CARRYING
                       INTEREST      INVESTMENT        OF INVESTEE      OF GOODWILL      VALUE
                          (%)            ($)               ($)              ($)           ($)
                       ---------    -------------    ---------------    ------------    --------
Industria............     49            5,000            (5,000)               --            --
Amphire..............     49           35,000              (750)           (2,555)       31,695
                                       ------            ------            ------       -------
                                       40,000            (5,750)           (2,555)       31,695
                                       ======            ======            ======       =======

NOTE 8. INTANGIBLE ASSETS

     Intangible assets were comprised of the following (in thousands):

                                                       JUNE 30,    DECEMBER 31,
                                                         2000          1999
                                                       --------    ------------
VWR related intangible, net of amortization..........  $  9,853      $11,592
BIO related intangible, net of amortization..........     1,336        1,515
Promedix related intangibles, net of amortization....   283,144           --
SpecialtyMD related intangibles, net of
  amortization.......................................    94,371           --
                                                       --------      -------
          Total intangible assets....................  $388,704      $13,107
                                                       ========      =======

NOTE 9. OTHER LONG-TERM ASSETS

     Other long-term assets were comprised of the following (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        --------    ------------
Deposits and other....................................  $   812       $   512
Notes receivable from Promedix and SpecialtyMD........       --         5,000
Deferred acquisition costs............................       --        14,500
Deferred debt offering costs..........................    7,598            --
Long-term investments.................................    6,000            --
                                                        -------       -------
          Total other long-term assets................  $14,410       $20,012
                                                        =======       =======

                               VENTRO CORPORATION

                                  (UNAUDITED)

NOTE 10. INVESTMENTS

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income and other, net.

NOTE 11. ISSUANCE OF 6% CONVERTIBLE SUBORDINATED NOTES

     On April 3, 2000, the Company issued $250,000,000 of 6% Convertible Subordinated Notes ("the Notes") with a scheduled maturity in 2007, for which the Company received net cash proceeds of $242.5 million. The Notes are unsecured and are subordinated to existing and future senior debt as defined in the indenture pursuant to which the Notes were issued. Interest on the Notes of approximately $7.5 million, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2000. The deferred debt offering costs are being amortized as interest expense ratably over the term of the Notes.

     The Notes are convertible into common stock of the Company at a conversion price of $90.78 per share subject to adjustment if certain events affecting our common stock occur. The Company may redeem the Notes, as a whole or in part, on or after April 4, 2003. Unless the Notes are redeemed, repaid, or converted prior thereto, the Notes will mature on April 1, 2007 at their principal amount. Ventro has or may use the net proceeds from the offering of the Notes for general corporate purposes, including working capital to fund anticipated operating losses, investments in new business products, technologies and markets, capital expenditures, and acquisitions or investments in complementary businesses, products and technologies.

NOTE 12. DEFERRED STOCK-BASED COMPENSATION

     We have recorded deferred stock-based compensation for options granted prior to June 30, 1999 for the difference at the option grant date between the exercise price and the deemed fair value of the common stock underlying the options. As of June 30, 2000, we had recorded aggregate deferred stock compensation of $8.7 million. The deferred stock compensation is being amortized over the vesting periods of the stock options. We recognized a total of $0.5 million in stock compensation expense for both the three months ended June 30, 2000 and 1999. The total charges to be recognized in future periods from amortization of deferred stock compensation as of June 30, 2000 are anticipated to be approximately $1.1 million, $2.2 million, $1.8 million and $0.2 million for the remaining six months of 2000 and for 2001, 2002 and 2003, respectively.

NOTE 13. SEGMENT REPORTING

     During the year ended December 31, 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders.

     Ventro currently operates in two operating segments; the life science product segment for sales attributable to Chemdex, and the specialty medical product segment for sales attributable to Promedix.

     As the specialty medical product segment is immaterial, both as a percentage and in dollar amount, to total revenues, net loss and total assets, separate disclosure of these amounts are not shown.

                               VENTRO CORPORATION

                                  (UNAUDITED)

NOTE 14. RELATED PARTY TRANSACTIONS

     The president and Chief Executive Officer ("CEO") of VWR Scientific Products Corporation ("VWR"), Paul J. Nowak is a director of the Company. In addition, we issued VWR 2,538,405 shares of our common stock as a part of Chemdex's strategic relationship agreement in March 1999. VWR and Chemdex jointly market VWR core products and Chemdex core products to VWR's existing and new customers and jointly solicit several key existing VWR suppliers to distribute, market and sell their products through the Chemdex Marketplace. VWR currently performs some of the billing and cash collection functions for the sale of jointly marketed products and will continue to perform these functions until they can be transitioned to Chemdex. With respect to sales of VWR core products, we act as an intermediary and forward orders received through the Chemdex Marketplace to VWR for fulfillment and customer service. We receive no fee for orders for VWR core products from VWR's 40 largest customers and we receive a minimal fee for all other orders for VWR core products forwarded to VWR. We are responsible for fulfillment and customer service for all Chemdex core product and orders for third party products received from VWR customers through the Chemdex Marketplace. Under the terms of the agreement, VWR provides support for the purchases of third party products in return for a fee that approximates VWR's costs incurred.

     In addition, during the three months ended June 30, 2000, Ventro recognized other revenue of $692,000 in connection with sales of a software license to a distributor of life science products whose president and CEO is a director of the company. Additionally, we issued to the distributor 2,538,405 shares of the Company's common stock, in March 1999, in connection with one of our strategic relationship agreements.

     The Company also provided consulting services of $250,000 to a pharmaceutical company during the three months ended June 30, 2000. The pharmaceutical company has an ownership position (31%) in Industria, a company in which we own approximately 49% of the voting stock.

     The statement of operations for the three and six month period ended June 30, 2000, exclude operating expenses incurred related to vertical marketplace companies in which Ventro has a significant equity investment. Ventro invoices the vertical marketplace company on a monthly basis for expenses incurred on their behalf. Management believes that collectibility of all amounts invoiced to date is probable. To date, Ventro has invoiced operating expenses of approximately $7.1 million, and we have collected $2.8 million. The related party receivable is included in accounts receivable, net in the accompanying balance sheet at June 30, 2000.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes the SEC staff's views on applying GAAP to the recognition of revenue in financial statements. Among other things, SAB 101 provides that the determination of whether to report revenues at the gross amount billed or the net amount earned by the vendor generally depends on whether the risks assumed by the vendor, together with other transaction attributes, indicate that the vendor is, in substance, acting as a principal or as an agent in the transaction, respectively.

                               VENTRO CORPORATION

                                  (UNAUDITED)

     The Financial Accounting Standards Board's Emerging Issues Task Force ("EITF" or "Task Force") reached a consensus on Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("Issue 99-19") at the July 19-20, 2000 meeting. Issue 99-19 addressed when a vendor should report revenue as the gross amount billed to a customer versus the net amount earned by the vendor in the transaction. At the July 19-20, 2000, meeting the Task Force affirmed as a consensus the tentative conclusion reached at the May 17-18, 2000, meeting, with minor modifications to the indicators. The Task Force reached a consensus that none of the indicators should be considered presumptive or determinative; however, the relative strength of each indicator should be considered. The Task Force believes that the primary obligor, general inventory risk and pricing latitude are the strongest indicators that would point to recording revenue gross. The Task Force amended the consensus to allow transition to mirror the required implementation date for SAB 101.

     SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, (fourth quarter of 2000 for the Company). For companies adopting SAB 101 or EITF 99-19 subsequent to the first quarter, financial information for prior quarters would be restated with cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. With regard to income statement presentation (reporting revenue gross vs. net), the SEC staff normally would expect retroactive application for all periods presented. The Company is currently evaluating the new indicators but the Company believes they act as a principal in purchasing products from the Company's suppliers and reselling them to the Company's customers because the Company assumes the risks and rewards of ownership and, consequently, the Company included the gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues. Management does not believe that the adoption of SAB 101 or EITF 99-19 will materially change the Company's financial position, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" -- an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. Although the Company is still in the process of analyzing the impact of FIN 44, if any, on its consolidated statements and related disclosures, we expect that there will be no material impact on its financial position or its results of operations.

     In March 2000, the FASB's EITF reached a consensus on EITF 00-2, Accounting for web site development costs. EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. We are currently evaluating EITF 00-2 and the potential financial reporting impact of this issue.

NOTE 16. SUBSEQUENT EVENTS

     On August 3, 2000, Ventro and American Express Company ("American Express"), announced the formation of MarketMile LLC ("MarketMile"), a new business-to-business e-commerce company in the business products and services market. For a cash investment of $9.0 million, Ventro will own approximately 35% of MarketMile. The investment will be accounted for using the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of Ventro believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For a discussion of factors that could cause our results to differ, refer to Management's Discussion and Analysis and the Risk Factors sections of Ventro's Annual Report on Form 10-K for the year ended December 31, 1999 (File Number 0-26811). These risks include, among others, our history of losses and our anticipated continued losses for the foreseeable future, our unproven business model, proposed accounting rules which might require us to report substantially lower revenues, and our dependence on our strategic relationship with VWR Scientific Products Corporation.

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

     We are currently operating or developing six Ventro marketplace companies that are either wholly-owned by us or in which we own a significant minority interest. Our division Chemdex is a provider of e-commerce solutions to the life sciences research products market. Promedix, a wholly-owned subsidiary, addresses the specialty medical product marketplace. Ventro and Tenet Healthcare Corporation formed Broadlane to provide e-commerce solutions for the high-volume, hospital and medical supplies market, initially focusing on commodity hospital supplies. Ventro and DuPont formed Industria Solutions to provide e-commerce solutions for the fluid processing industry. Ventro and Entangible.com formed Amphire Solutions, which will provide e-commerce solutions to the U.S. food service industry. As part of the formation of Amphire, Ventro acquired a portion of Entangible.com for cash and equity totalling $35 million. Finally, Ventro and American Express formed Marketmile, to provide e-commerce solutions for the business products and services market. Broadlane, Industria Solutions, Amphire Solutions and Marketmile are currently in the development stage. We are a significant minority shareholder in each of Broadlane, Industria Solutions, Amphire Solutions and Marketmile.

     We acquired Promedix and SpecialtyMD on February 10, 2000. The acquisitions were accounted for under the purchase method of accounting. The acquisition costs of Promedix and SpecialtyMD were $325.3 million and $107.7 million, respectively. The intangible assets acquired in the Promedix and SpecialtyMD acquisitions were $325.3 million and $108.5 million, respectively. Accordingly, intangible assets increased from $13.1 million at December 31, 1999 to $388.7 million at June 30, 2000, as a result of these acquisitions. The intangible assets will be amortized over two to three years and the amortization expense is estimated to be approximately $145.1 million per year, beginning February 10, 2000. Promedix had no revenue and a loss from continuing operations of $12.1 million for 1999. SpecialtyMD had $31,000 of revenue and a net loss of $4.3 million for 1999.

     Transaction revenues consists primarily of product sales to customers and charges to customers for outbound freight. Under most of our supplier agreements entered into for Chemdex and Promedix, we act as a principal in purchasing products from our suppliers and reselling them to our customers. Accordingly, we recognize net revenues equal to the amount paid by our customers and cost of revenues equal to the amount we pay to our suppliers for these products. Under our principal-based agreements, we are responsible for selling the products, collecting payment from customers, ensuring that the shipment reaches customers and processing returns. In addition, we take title to products upon shipment and bear the risk of loss for collection, delivery and merchandise returns from customers. Some of our agreements with our suppliers treat us as an agent of the supplier, in which case we receive a percentage fee on product sales. We recognize revenue from product sales, net of any discounts, and from fees under agency-based supplier agreements, when the products are shipped to customers. Products are shipped directly to customers by suppliers based on customer delivery date specifications.

     Other revenue consists of software license fees and service revenue. Ventro generally recognizes software licenses upon delivery of the product or ratably over a contractual period if unspecified software products are to be delivered during that period. Service revenue is recognized as the services are performed.

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes the SEC staff's views on applying GAAP to the recognition of revenue in financial statements. Among other things, SAB 101 provides that the determination of whether to report revenues at the gross amount billed or the net amount earned by the vendor generally depends on whether the risks assumed by the vendor, together with other transaction attributes, indicate that the vendor is, in substance, acting as a principal or as an agent in the transaction, respectively.

     The Financial Accounting Standards Board's Emerging Issues Task Force ("EITF" or "Task Force") reached a consensus on Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("Issue 99-19") at the July 19-20, 2000 meeting. Issue 99-19 addressed when a vendor should report revenue as the gross amount billed to a customer versus the net amount earned by the vendor in the transaction. At the July 19-20, 2000, meeting the Task Force affirmed as a consensus the tentative conclusion reached at the May 17-18, 2000, meeting, with minor modifications to the indicators. The Task Force reached a consensus that none of the indicators should be considered presumptive or determinative; however, the relative strength of each indicator should be considered. The Task Force believes that the primary obligor, general inventory risk and pricing latitude are the strongest indicators that would point to recording revenue gross. The Task Force amended the consensus to allow transition to mirror the required implementation date for SAB 101.

     SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, (fourth quarter of 2000 for Ventro). For companies adopting SAB 101 or EITF 99-19 subsequent to the first quarter, financial information for prior quarters would be restated with cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. With regard to income statement presentation (reporting revenue gross vs. net), the SEC staff normally would expect retroactive application for all periods presented. We are currently evaluating the new indicators but believe we act as a principal in purchasing products from our suppliers and reselling them to our customers because we assume the risks and rewards of ownership and, consequently, we included the gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues. Management does not believe that the adoption of SAB 101 or EITF 99-19 will materially change our financial position, results of operations or cash flows.

     Ventro had sales to only one significant customer that accounted for approximately 10% of our revenues in the quarter ended June 30, 2000. Our agreement with another customer, in connection with its role as our initial test location for our purchasing solution, provides that we will not receive price discounts on products of some suppliers purchased by that customer if that customer purchases specified minimum quantities of product through the Chemdex Marketplace. As a result, we receive little or no gross margin on sales of these supplier products to that customer. The loss of revenues from any of our significant customers would have a significant negative effect on our business, revenues, results of operations and financial condition.

EFFECTS OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

     The various interests that we acquire in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within our Consolidated Statements of Operations. As of June 30, 2000, the consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries, Promedix and SpecialtyMD. All significant inter-company accounts and transactions were eliminated

     Equity Method. Companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations. As of June 30, 2000, we accounted for our interest in two companies, Industria Solutions and Amphire Solutions, under the equity method of accounting.

     Cost Method. Companies not accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of June 30, 2000, we accounted for our interest in three companies under the cost method of accounting.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

  Revenues

     Transaction revenue increased by $21.4 million from $2.9 million for the three months ended June 30, 1999 to $24.3 million for the three months ended June 30, 2000 and increased $44.5 million from $3.1 million for the six months ended June 30, 1999 to $47.6 million for the six months ended June 30, 2000. The increase in revenue was primarily due to the increase in our customer base and increased market acceptance of our procurement solution.

     Other revenues totaling $942,000 for both the three months and six months ended June 30, 2000 were attributable to the addition of other revenue streams recognized during the three months ended June 30, 2000. Ventro recognized other revenue of $692,000 in connection with the sale of a software license to a distributor of life science products whose president and CEO is a director of the company. Additionally, we issued to the distributor 2,538,405 shares of our common stock, in March 1999 in connection with one of our strategic relationship agreements.

     Ventro also provided consulting services of $250,000 to a pharmaceutical company during the three months ended June 30, 2000. The pharmaceutical company has an ownership position (31%) in Industria, a company in which we own approximately 49% of the voting stock.

     In the future, the level of our net revenues will depend on a number of factors including, but not limited to, the following:

     - number of customers we are able to obtained retain;

     - frequency of our customer's purchases;

     - quantity and mix of products and services our customers purchase;

     - quantity of the types of products and services we are able to offer for sale;

     - price we charge for our products and services;

     - amount we charge for shipping;

     - extent of sales incentives we offer;

     - level of customer returns we experience;

     - seasonality that we may experience;

     - number of vertical marketplaces we enter; and

     - mix of gross and net revenue transactions.

  Cost of Revenues

     Cost of transaction revenue increased by $20.3 million from $2.8 million for the three months ended June 30, 1999 to $23.1 million for the three months ended June 30, 2000 and increased $42.2 million from $2.9 million for the six months ended June 30, 1999 to $45.1 million for the six months ended June 30, 2000. Cost of transaction revenue consists primarily of the costs of acquiring products from our suppliers for sale to our customers. During the six months ended June 30, 2000, cost of transaction revenue included a portion of amortization charges of intangibles for customer and supplier relationships related to the purchase of Promedix, as well as amortization charges of intangibles for developed technology related to the purchase of SpecialtyMD. During the six months ended June 30, 2000, cost of transaction revenue, in absolute dollars, increased consistent with the increase in transaction revenue.

     Cost of other revenues totaling $296,000 for both the three months and six months ended June 30, 2000 were attributable to the costs related to other services generated for sale to our customers.

     Total cost of revenues as a percentage of total revenues will fluctuate based on a number of factors, including, but not limited to, the following:

     - the cost of our products and services and purchase discounts that we negotiate with individual suppliers;

     - our pricing strategy relative to the cost of our products and services;

     - the mix of products and services our customers purchase;

     - our price strategy for shipping relative to the cost of shipping; and

     - mix of gross and net revenue transactions.

  Operating Expenses

     The statement of operations for the three and six month period ended June 30, 2000, exclude operating expenses incurred related to vertical marketplace companies in which Ventro has a significant equity investment. Ventro invoices the vertical marketplace company on a monthly basis for expenses incurred on their behalf. Management believes that collectibility of all amounts invoiced to date is probable. To date, Ventro has invoiced operating expenses of approximately $7.1 million, and we have collected $2.8 million. The related party receivable is included in accounts receivable, net in the accompanying balance sheet at June 30, 2000.

     Research and Development. Research and development expenses increased by $7.8 million from $3.5 million for the three months ended June 30, 1999 to $11.3 million for the three months ended June 30, 2000 and increased $14.6 million from $5.8 million for the six months ended June 30, 1999 to $20.4 million for the six months ended June 30, 2000. Research and development expenses consist of personnel and other expenses associated with developing, updating, and enhancing software in support of the Chemdex and Promedix Marketplaces, content engineering for SpecialtyMD, and amortization charges of intangibles for assembled workforces related to the purchase of Promedix and SpecialtyMD. Our research and development expenses have increased each quarter since inception primarily due to increased staffing and associated costs related to the design, development and maintenance of the Chemdex and Promedix Marketplaces, and content and design expenses. We believe that our success is dependent in large part on continued enhancement and development of our vertical marketplaces.

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

     Sales and Marketing. Sales and marketing costs increased by $11.2 million from $5.2 million for the three months ended June 30, 1999 to $16.4 million for the three months ended June 30, 2000 and increased $21.2 million from $8.4 million for the six months ended June 30, 1999 to $29.6 million for the six months ended June 30, 2000. Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as, payroll and related expenses for personnel engaged in supplier relations, enterprise sales activities and enterprise account management. Further, sales and marketing costs include, intangible asset amortization expenses related to our VWR and Biotechnology Industry Organization ("BIO") agreements and intangible asset amortization expenses, including a portion of customer and supplier relationships and assembled workforces related to the purchase of Promedix and SpecialtyMD. Sales and marketing expenses have increased since inception as we have continued to expand our sales and marketing efforts primarily in connection with our corporate marketing and branding strategy. We intend to continue to aggressively expand our supplier and customer relationships and to expand our brand awareness. We expect sales and marketing expenses to increase in future periods.

     General and Administrative. General and administrative expenses increased by $4.1 million from $3.6 million for the three months ended June 30, 1999 to $7.7 million for the three months ended June 30, 2000 and increased $7.8 million from $4.6 million for the six months ended June 30, 1999 to $12.4 million for the six months ended June 30, 2000. General and administrative expenses consist primarily of salaries, fees for professional services, lease expenses and amortization expenses of intangible assets. General and administrative expenses have increased primarily as a result of the addition of finance and administrative personnel, costs of leasing additional office space to support our growth, amortization of intangibles, and expenses related to increased professional service fees. We expect general and administrative expenses to increase in future periods as additional administrative services will be needed to support our expanded operations.

     Amortization of Deferred Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $8.7 million in connection with stock options granted through June 30, 1999. For both quarters ended June 30, 1999 and 2000, we expensed $.6 million, and for both six month periods ended June 30 1999 and 2000, we expensed $1.1 million, related to the amortization of deferred compensation. The deferred compensation amounts are being amortized over the vesting period of the stock options which is generally four years.

     Amortization of Intangible Assets. We have recorded amortization charges of $34.1 million and $52.9 million, for the three and six months ended June 30, 2000, respectively, associated with our VWR and BIO agreements, and the acquisition of Promedix and SpecialtyMD.

     Interest Expense. Interest expense increased from $23,000 to $4.3 million for the three months ended June 30, 1999 and 2000, respectively and increased from $48,000 to $4.4 million for the six months ended June 30, 1999 and 2000, respectively. Interest expense consists primarily of interest related to the issuance of $250,000,000 of 6% Convertible Subordinated Notes on April 3, 2000 and financed equipment and other financing arrangements.

     Interest and Other Income, net. Interest and other income, net increased from $209,000 to $4.7 million for the three months ended June 30, 1999 and 2000, respectively and increased from $264,000 to $6.5 million for the six months ended June 30, 1999 and 2000, respectively. Interest and other income, net has been derived primarily from earnings on investments in cash equivalent securities. Interest and other income, net during the second quarter of 2000 increased significantly due to increased cash and cash equivalents resulting from our issuance of $250,000,000 of 6% Convertible Subordinated Notes on April 3, 2000.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2000

     Prior to our initial public offering in July 1999, we funded our operations primarily by the private sale of our equity securities, through which we raised approximately $45.0 million. In July 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $117.4 million. In April 2000, we completed our offering of 6% convertible subordinated notes and realized net proceeds of $242.5 million. As of June 30, 2000, our principal sources of liquidity included approximately $296.3 million of cash, cash equivalents and short-term investments and $4.1 million in equipment financing arrangements.

     Net cash used in operating activities totaled $70.0 million and $14.1 million in the first six months of 2000 and 1999, respectively. The net cash used in operating activities in the first six months of 2000 was primarily due to our net loss, which was partially offset by non-cash charges for depreciation and amortization of deferred stock-based compensation and intangible assets, as well as increases in accounts payable and accrued liabilities. Net cash used in operating activities in the first six months of 1999 related primarily to our net loss, which was partially offset by non-cash charges of depreciation and amortization of deferred stock-based compensation, sales and marketing and interest expense related to warrants and increases in accounts payable and accrued expenses.

     Net cash provided by investing activities was $47.4 million in the first six months of 2000 and $2.5 million for the first six months of 1999. Net cash provided by investing activities during the first six months of 2000 was primarily the result of net sale and maturities of short-term investments, totaling $69.7 million. This was partially offset by substantial investments in computer equipment and software, and payments of $8.4 million in connection with the formation of Amphire. Net cash used in investing activities in the first three months of 1999 primarily related to purchases of short term investments, computer equipment, and office furniture.

     Net cash provided by financing activities was $246.0 million in the first six months of 2000 and $30.1 million for the first six months of 1999. During the first six months of 2000, we received cash related to the issuance of common stock under our employee stock purchase plan of $1.2 million, and $242.5 million related to the issuance of 6% convertible subordinated notes and proceeds of $1.1 million related to the exercise of options. Net cash from financing activities during the first six months 1999 resulted primarily from the sale of preferred stock.

     We currently anticipate that cash and cash equivalents at June 30, 2000, together with our equipment lease line will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

     At June 30, 2000, our cash and cash equivalents consisted primarily of money market funds and commercial paper held by large institutions in the U.S.

     We do not use derivative financial instruments in our operations or investments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 7, 1999, Fisher Scientific International and Fisher Scientific Company, LLC ("Fisher") filed a complaint in Supreme Court, Kings County, Index No. 47284/99 against Bruce Sobel and Chemdex. Fisher is seeking to enforce a restrictive covenant contained in Sobel's prior employment agreement with Fisher for alleged violation by Sobel of a non-disclosure and non-competition agreement. Fisher's motion for a preliminary injunction against Sobel's employment was denied on December 22, 1999. Fisher is presently seeking to amend the complaint to include allegations against Sobel and Chemdex of misappropriation of trade secrets, tortious interference with contractual relations, and conversion. The Company believes that the complaint is without merit and intends to contest the claims vigorously.

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

     The net offering proceeds from Ventro's initial public offering were used for general corporate purposes, to provide working capital to develop products, expand the Company's operations and the acquisition of businesses, technologies, products and services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a) The Company held its annual meeting of stockholders in Palo Alto, California on May 24, 2000. Of the 45,239,643 shares outstanding as of April 10, 2000, the record date, 36,480,482 shares were present or represented by proxy at the meeting. At these meetings the following actions were voted upon:

     (b) To elect the following nine (9) directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

                                                        AUTHORITY
                                                        WITHHELD        FOR
                                                        ---------    ----------
Brook H. Byers........................................   79,208      36,386,329
David P. Perry........................................   80,282      36,385,255
Charles R. Burke......................................   51,294      36,414,243
Jonathan D. Callaghan.................................   74,333      36,391,204
Paul J. Nowak.........................................   52,014      36,413,523
John A. Pritzker......................................   51,784      36,413,753
Naomi O. Seligman.....................................   52,639      36,412,899
L. John Wilkerson.....................................   51,459      36,414,078
Jan Leschly...........................................   51,284      36,414,253

     (c)(1) To approve an amendment to the 1998 Stock Plan to reserve an additional 3,500,000 shares of common stock thereunder for issuance:

 AGAINST   ABSTAIN   NO VOTES       FOR
---------  -------   ---------   ----------
1,949,021  34,959    5,466,623   29,014,934

     (2) To approve an amendment to the 1999 Board of Directors' Stock Plan to reserve an additional 30,000 shares of common stock thereunder for issuance:

AGAINST  ABSTAIN   NO VOTES       FOR
-------  -------   ---------   ----------
867,852  54,832    5,466,623   30,076,230

     (d) To approve the appointment of Ernst & Young LLP as the independent auditors of Ventro for fiscal year 2000:

AGAINST  ABSTAIN   NO VOTES      FOR
-------  -------   --------   ----------
15,898    8,111      200      36,441,328

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2.1      Agreement and Plan of Merger dated September 21, 1999 by and among Ventro Corporation, Popcorn Acquisitions Corp. and
              Promedix.com, Inc.(1)
     2.2      Escrow Agreement for Ventro/Promedix(1)
     2.3      Agreement and Plan of Merger dated December 10, 1999 by and among Ventro Corporation, Spinach Acquisitions Corp. and
              SpecialtyMD.com Corporation(1)
     2.6      First Amendment to Agreement and Plan of Merger dated as of
              December 21, 1999 by and among Ventro Corporation, Popcorn
              Acquisitions Corp. and Promedix.com, Inc.(1)
     2.7      Escrow Agreement for Ventro/SpecialtyMD(1)
     2.8      Form of Certificate of Merger between Chemdex Corporation
              and Ventro Corporation(2)
     4.1      Specimen of Ventro Common Stock Certificate(2)
    10.39     Amendment to 1998 Stock Plan, as amended, and form of option agreement(2)
    10.40     Amendment to 1999 Employee Stock Purchase Plan(2)
    27.1      Financial Data Schedule

---------------
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 333.90727) filed with the Commission on January 4, 2000, as amended, which Registration Statement was declared effective on January 5, 2000.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-31774) filed with the Commission on March 6, 2000, which Registration Statement was declared effective March 29, 2000.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.

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

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2.1      Agreement and Plan of Merger dated September 21, 1999 by and among Ventro Corporation, Popcorn Acquisitions Corp. and
              Promedix.com, Inc.(1)
     2.2      Escrow Agreement for Ventro/Promedix(1)
     2.3      Agreement and Plan of Merger dated December 10, 1999 by and among Ventro Corporation, Spinach Acquisitions Corp. and
              SpecialtyMD.com Corporation(1)
     2.6      First Amendment to Agreement and Plan of Merger dated as of
              December 21, 1999 by and among Ventro Corporation, Popcorn
              Acquisitions Corp. and Promedix.com, Inc.(1)
     2.7      Escrow Agreement for Ventro/SpecialtyMD(1)
     2.8      Form of Certificate of Merger between Chemdex Corporation
              and Ventro Corporation(2)
     4.1      Specimen of Ventro Common Stock Certificate(2)
    10.39     Amendment to 1998 Stock Plan, as amended, and form of option agreement(2)
    10.40     Amendment to 1999 Employee Stock Purchase Plan(2)
    27.1      Financial Data Schedule

---------------
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 333.90727) filed with the Commission on January 4, 2000, as amended, which Registration Statement was declared effective on January 5, 2000.

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-31774) filed with the Commission on March 6, 2000, which Registration Statement was declared effective March 29, 2000.