Form 10-Q
period 2000-09-30
VENTRO CORP
filed 2000-11-14
CIK 1047499

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On October 31, 2000, 45,828,003 shares of the registrant's common stock, $0.0002 par value per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VENTRO CORPORATION

                                   FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................    1
         Condensed Consolidated Balance Sheets as of September 30,
         2000 and December 31, 1999..................................    1
         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2000 and 1999.....    2
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999....................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   14
Item 3.  Qualitative and Quantitative Disclosure about Market Risk...   19

PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults Upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Securities Holders.......   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURE............................................................   22

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                               VENTRO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)         (1)
Current assets:
  Cash and cash equivalents.................................    $ 130,569        $ 21,934
  Short-term investments....................................       98,854          81,161
  Restricted cash...........................................        5,687              --
  Accounts receivable, net..................................       14,181          12,414
  Due from marketplace companies............................        9,207              --
  Other current assets......................................        7,162           5,041
                                                                ---------        --------
          Total current assets..............................      265,660         120,550
Property and equipment, net.................................       27,473          10,264
Ownership interest in marketplace companies, net............       34,370              --
Intangible assets, net......................................      351,475          13,107
Other long-term assets......................................       19,988          20,012
                                                                ---------        --------
          Total assets......................................    $ 698,966        $163,933
                                                                =========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  14,035        $  8,445
  Accrued compensation......................................        6,655           3,958
  Accrued expenses..........................................       24,631          25,648
  Other current liabilities.................................          405             369
                                                                ---------        --------
          Total current liabilities.........................       45,726          38,420
Convertible subordinated notes..............................      250,000              --
Other long-term liabilities.................................          372             494
Commitments and contingencies
Stockholders' equity:
  Preferred stock...........................................           --              --
  Common stock..............................................            9               7
  Additional paid-in capital................................      631,879         189,842
  Deferred stock-based compensation.........................       (4,740)         (6,380)
  Notes receivable from stockholders........................           --            (985)
  Accumulated deficit.......................................     (223,985)        (57,465)
  Accumulated other comprehensive loss......................         (295)             --
                                                                ---------        --------
          Total stockholders' equity........................      402,868         125,019
                                                                ---------        --------
          Total liabilities and stockholders' equity........    $ 698,966        $163,933
                                                                =========        ========

---------------
(1) Derived from audited financial statements

   See accompanying notes to the condensed consolidated financial statements

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      2000       1999       2000        1999
                                                    --------   --------   ---------   --------
Revenues:
  Transaction revenue.............................  $ 24,771   $  8,490   $  72,349   $ 11,561
  Other revenue...................................     3,941         --       4,883         --
                                                    --------   --------   ---------   --------
  Total revenues..................................    28,712      8,490      77,232     11,561
Cost of revenues:
  Cost of transaction revenue.....................    23,598      8,086      68,704     10,994
  Cost of other revenue...........................     3,703         --       3,999         --
                                                    --------   --------   ---------   --------
  Total cost of revenues..........................    27,301      8,086      72,703     10,994
          Gross profit............................     1,411        404       4,529        567
Operating expenses:
  Research and development(1).....................    13,446      5,643      33,820     11,398
  Sales and marketing(2)..........................    15,186      6,903      44,739     15,316
  General and administrative(3)...................     8,128      2,572      20,551      7,198
  Amortization of deferred stock-based
     compensation.................................       547        547       1,641      1,445
  Amortization of goodwill........................    34,100         --      87,013         --
                                                    --------   --------   ---------   --------
          Total operating expenses................    71,407     15,665     187,764     35,357
                                                    --------   --------   ---------   --------
Operating loss....................................   (69,996)   (15,261)   (183,235)   (34,790)
Interest expense..................................    (4,237)       (60)     (8,592)      (108)
Interest income and other, net....................     4,246      1,321      10,696      1,585
Equity loss(4)....................................    (6,324)        --     (14,629)        --
Gain on sale of investment........................        --         --      29,240         --
                                                    --------   --------   ---------   --------
Net loss..........................................  $(76,311)  $(14,000)  $(166,520)  $(33,313)
                                                    ========   ========   =========   ========
Basic and diluted net loss per share..............  $  (1.69)  $  (0.59)  $   (3.91)  $  (3.33)
                                                    ========   ========   =========   ========
Weighted average shares of common stock used in
  computing basic and diluted net loss per
  share...........................................    45,064     23,640      42,574     10,007

---------------

(1) Excluding $202 in amortization of deferred stock-based compensation for both the three months ended September 30, 2000 and 1999, and $606 and $533 for the nine months ended September 30, 2000 and 1999, respectively.

(2) Excluding $252 in amortization of deferred stock-based compensation for both the three months ended September 30, 2000 and 1999, and $756 and $666 for the nine months ended September 30, 2000 and 1999, respectively.

(3) Excluding $93 in amortization of deferred stock-based compensation for both the three months ended September 30, 2000 and 1999, and $279 and $246 for the nine months ended September 30, 2000 and 1999, respectively.

(4) Includes $2,875 and $0 in amortization of equity interest in marketplace companies for the three months ended September 30, 2000 and 1999, and $5,430 and $0 for the nine months ended September 30, 2000 and 1999, respectively.

   See accompanying notes to the condensed consolidated financial statements

                               VENTRO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(166,520)   $(33,313)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     14,276       2,962
  Amortization of deferred stock-based compensation.........      1,641       1,445
  Amortization of goodwill..................................     87,013          --
  Equity loss...............................................     14,629          --
  Gain on sale of investment................................    (29,240)         --
  Interest expense related to warrants......................         --          80
  Issuance of common stock for services.....................         --         263
  Non-cash charges related to stock-option grants...........        120          --
  Issuance of warrants for rent expense.....................         --         375
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (1,767)     (3,597)
  Due from marketplace companies............................     (9,207)         --
  Other current assets......................................     (2,471)     (3,528)
  Other long-term assets....................................        (40)         84
  Accounts payable..........................................      5,590       3,883
  Accrued compensation......................................      2,697       1,964
  Accrued expenses..........................................     (1,017)      6,950
                                                              ---------    --------
        Net cash used by operating activities...............    (84,296)    (22,432)
                                                              ---------    --------
INVESTING ACTIVITIES
Purchases of property and equipment.........................    (23,231)     (5,671)
Purchases of short-term investments.........................   (346,153)         --
Sale and maturities of short-term investments...............    359,291          --
Restricted cash.............................................     (5,687)         --
Purchase of strategic investments...........................    (12,000)         --
Investment in marketplace companies.........................    (29,800)         --
Purchase of Promedix, net of cash...........................      1,248          --
Purchase of SpecialtyMD, net of cash........................      1,372          --
                                                              ---------    --------
        Net cash provided by/(used by) investing
        activities..........................................    (54,960)     (5,671)
                                                              ---------    --------
FINANCING ACTIVITIES
Principal payments on capital lease obligations.............       (269)         (5)
Principal payments on notes payable.........................       (103)       (163)
Net proceeds from issuance of preferred stock...............         --      30,198
Net proceeds from issuance of common stock..................      4,590     117,639
Repurchase of common stock..................................        (87)         (3)
Repurchase of fractional shares.............................         --          (1)
Net proceeds from issuance of convertible subordinated
  notes.....................................................    242,400          --
Issuance of warrants........................................        375          --
Payments of stockholders' notes receivable..................        985          11
                                                              ---------    --------
        Net cash provided by financing activities...........    247,891     147,676
                                                              ---------    --------
Net increase in cash and cash equivalents...................    108,635     119,573
Cash and cash equivalents at beginning of period............     21,934       5,990
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 130,569    $125,563
                                                              =========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of shares in exchange for stockholders' notes
  receivable................................................  $      --    $    957
Repurchase of common stock issued in exchange for
  Stockholders' notes receivable............................  $      --    $    (31)
Equipment purchased under notes payable.....................  $      --    $  1,132
Issuance of common stock for intangible asset...............  $      --    $ 13,910
Issuance of shares for services provided....................  $      --    $  1,781
Issuance of warrants for services...........................  $      --    $    526
Issuance of shares in connection with the acquisition of
  Promedix..................................................  $ 314,770    $     --
Issuance of shares in connection with the acquisition of
  SpecialtyMD...............................................  $ 103,708    $     --
Issuance of shares in connection with the investment in
  Amphire...................................................  $  19,199    $     --
Conversion of preferred common shares.......................  $      --    $      3
Payments on notes receivable................................  $      --    $     18
Unrealized gain on available-for-sale securities............  $     295    $     --
Other non-cash equity transactions..........................  $     536    $     --

   See accompanying notes to the condensed consolidated financial statements

                               VENTRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1. DESCRIPTION OF BUSINESS

     Ventro Corporation (the "Company" or "Ventro"), formerly known as Chemdex Corporation, is a leading builder of and service provider to business to business ("B2B") marketplaces. Ventro offers a variety of products and services, through its complete marketplace solution, that take online B2B marketplaces from concept to liquidity. Ventro marketplaces include Chemdex, Promedix.com, Inc., ("Promedix"), Broadlane, Inc., ("Broadlane"), Industria Solutions, Inc., ("Industria"), Amphire Solutions, Inc. ("Amphire") and MarketMile, Inc. ("MarketMile"). The Company has recently begun a transition in its business model to reduce its focus on operating wholly-owned marketplaces and concentrate on developing new technology and services for marketplaces that are partly-owned by Ventro or owned and managed by other companies. Because the Company has decided to focus primarily on generating revenues as a Marketplace Service Provider, the Board of Directors has retained a financial advisor to explore alternatives for its wholly-owned marketplaces, Chemdex and Promedix, including sale or strategic partnerships. Ventro was incorporated as Chemdex Corporation in Delaware on September 4, 1997.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation, Equity and Cost Method

     The various interests that Ventro acquires in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies in which Ventro directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within our Consolidated Statements of Operations. As of September 30, 2000, the consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries, Promedix, and SpecialtyMD.com Corporation ("SpecialtyMD"). All significant inter-company accounts and transactions were eliminated.

     Equity Method. Companies whose results Ventro does not consolidate, but over whom Ventro exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations. As of September 30, 2000, Ventro accounted for our interest in three companies under the equity method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the equity method accounting and, as of September 30, 2000, such investments were recorded at the lower of carrying value or estimated net realizable value.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of September 30, 2000, Ventro accounted for our interest in five companies under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and, as of September 30, 2000, such investments were recorded at the lower of cost or estimated net realizable value.

                               VENTRO CORPORATION

                                   UNAUDITED

  Revenue Recognition

     Transaction revenue includes gross revenues from sales of products and related shipping fees, net of discounts and provisions for sales returns and other allowances. Sales returns and allowances have not been significant to date.

     In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), Ventro generally records gross revenue when we purchase products from suppliers and resell them to customers. Our products are shipped directly to customers using third party carriers. Under principal-based agreements, we obtain and validate a customer's order, purchase the product from a manufacturer or supplier at a negotiated price, arrange for shipment of products, establish the total purchase price of our products and shipping fees, collect payment from customers, ensure that products reach customers, and process returns. In addition, we contractually take title to products upon shipment and bear the risk of loss for collection, delivery and product returns from customers. To date, an insignificant portion of our revenues are derived from agreements with suppliers for whom Ventro acts as an agent and simply facilitates a customer's order. Under agency-based agreements with suppliers and distributors, Ventro recognizes a percentage share of revenues generated when products are shipped to customers.

     Other revenue includes revenues from license fees and service revenues.

     Revenues from license fees are recognized when an agreement has been signed, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. The Company recognizes license fee revenues in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2).

     Service revenues are comprised of revenues from support arrangements, consulting fees and training. Support arrangements provide for technical support and the right to unspecified upgrades on an if-and-when-available basis, but do not provide for specified upgrade rights. Revenue from support arrangements is recognized on a straight-line basis as service revenues over the life of the related agreement, which is typically one year. If support or consulting services are included in an arrangement that includes a license agreement, amounts related to support or consulting are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element's fair value. Consulting and training revenue is recognized when provided to the customer. Service revenues to marketplaces are recognized when Ventro does not exercise significant influence over the marketplace company or if Ventro's carrying value in the marketplace company amounts to $0.

     Sales to one significant customer accounted for approximately 10% of our transaction revenues in the quarter ended September 30, 2000. There have been no sales to customers outside the United States since inception.

     Ventro capitalizes product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and EITF 00-2, "Accounting for Web Site Development Costs", under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of the product for acceptance testing. Upon the general release of the product to

                               VENTRO CORPORATION

                                   UNAUDITED

customers, development costs for that product are amortized based on the estimated economic life of the product. Capitalized software costs amounted to $2.9 million and $0 at September 30, 2000 and 1999, respectively.

     The related amortization of the capitalized development costs, accounted for as either research and development costs or cost of revenue for products or services sold to marketplaces, was nominal at September 30, 2000 as all costs were capitalized during the third quarter. Amortization is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed two years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated product and service revenues, and, when necessary, makes an appropriate adjustment to net realizable value.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassification

     Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

NOTE 3. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ventro in accordance with generally accepted accounting principles ("GAAP"), from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000 or for any future period.

NOTE 4. NET LOSS PER SHARE

     Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128), which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and nine months ended September 30, 2000 and 1999, no common share equivalents were used in calculating diluted net loss per share as the impact would have been antidilutive. Additionally, Ventro had $250 million of Convertible Subordinated Notes due 2007, convertible into Ventro's common stock at $90.78 per share, outstanding at September 30, 2000 that were not included in the computation of diluted net loss per

                               VENTRO CORPORATION

                                   UNAUDITED

share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted per share amounts are equal for the periods ended September 30, 2000 and 1999.

     Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock (using the if-converted method), which automatically converted into common stock upon the completion of the initial public offering, in July 1999, as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is antidilutive.

     The following table sets forth the computation of loss per share, in thousands:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   2000        1999        2000         1999
                                                 --------    --------    ---------    --------
Net loss.......................................  $(76,311)   $(14,000)   $(166,520)   $(33,313)
  Weighted-average shares outstanding basic and
     diluted...................................    45,064      23,640       42,574      10,007
                                                 --------    --------    ---------    --------
Basic and diluted net loss per share...........  $  (1.69)   $  (0.59)   $   (3.91)   $  (3.33)
  Pro forma weighted-average shares outstanding
     basic and diluted.........................                28,372                   21,065
Pro forma basic and diluted net loss per
  share........................................              $  (0.49)                $  (1.58)

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income." Other Comprehensive Income refers to expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   2000        1999        2000         1999
                                                 --------    --------    ---------    --------
Net loss.......................................  $(76,311)   $(14,000)   $(166,520)   $(33,313)
Unrealized gains (losses) on available-for-sale
  securities...................................       170          --         (295)         --
                                                 --------    --------    ---------    --------
Comprehensive loss.............................  $(76,141)   $(14,000)   $(166,815)   $(33,313)
                                                 ========    ========    =========    ========

NOTE 6. ACQUISITIONS

  Promedix

     On February 10, 2000, the Company acquired Promedix, a provider of e-commerce solutions for healthcare purchasing professionals. Promedix is based in Salt Lake City, Utah. Promedix links buyers and suppliers of specialty medical products, providing healthcare professionals with a one-stop shop for product research, purchase and order fulfillment through relationships with distributors and manufacturers. The Company issued 12.1 million shares of its common stock for all of the outstanding preferred and common stock of Promedix based on an exchange ratio of 1.2647 shares of Ventro for 1.0000 shares of Promedix. The transaction was accounted for as a purchase. In connection with the acquisition, the Company recorded a total purchase price of $325.3 million. The purchase price was allocated to assembled workforce ($2.0 million), customer relationships ($1.9 million), supplier relationships ($2.1 million), and goodwill ($319.3 million), net

                               VENTRO CORPORATION

                                   UNAUDITED

of tangible and intangible assets. A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, customer relationships, and supplier relationships recorded. Intangible assets of $325.3 million are being amortized ratably over a two to three year period.

  SpecialtyMD

     On February 10, 2000, the Company acquired SpecialtyMD, a provider of a range of comprehensive search and content functions, which adds an interactive component to Ventro's e-commerce procurement solutions. In connection with the purchase, the Company issued 1.1 million shares of its common stock for all of the outstanding common stock of SpecialtyMD based on an exchange ratio of 1.0000 shares of SpecialtyMD for 0.1033 shares of Ventro. The transaction was accounted for as a purchase. The Company recorded a total purchase price of $107.7 million. The purchase price was allocated to assembled workforce ($0.9 million), developed technology ($2.7 million), non-compete agreements ($15.0 million), goodwill ($89.9 million) and net tangible liabilities ($0.8 million). A valuation specialist used the Company's management estimates to establish the amount of assembled workforce, developed technology, and non-compete agreements recorded. Intangible assets of $108.5 million are being amortized ratably over a two to three year period.

  Pro-forma Results

     The pro forma unaudited results of operations for the nine month periods ended September 30, 2000 and 1999, assuming the purchase of both Promedix and SpecialtyMD had been consummated as of January 1, 1999 and 2000, is as follows (in thousands, except per share data):

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Revenues.............................................  $  77,233    $  11,561
Net loss.............................................  $(185,740)   $(150,850)
Net loss per common share
  Basic and diluted..................................  $   (4.36)   $   (4.85)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been consummated on January 1, 1999 and 2000. In addition, they are not intended to be a projection of future results.

NOTE 7. INTANGIBLE ASSETS

     Intangible assets were comprised of the following (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
VWR related intangible, net of amortization........    $  8,984         $11,592
BIO related intangible, net of amortization........       1,247           1,515
Promedix related intangibles, net of
  amortization.....................................     255,948              --
SpecialtyMD related intangibles, net of
  amortization.....................................      85,296              --
                                                       --------         -------
          Total intangible assets..................    $351,475         $13,107
                                                       ========         =======

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 8. OTHER LONG-TERM ASSETS

     Other long-term assets were comprised of the following (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Deposits and other.................................     $   388         $   512
Notes receivable from Promedix and SpecialtyMD.....          --           5,000
Deferred acquisition costs.........................          --          14,500
Deferred debt offering costs.......................       7,600              --
Long-term investments..............................      12,000              --
                                                        -------         -------
          Total other long-term assets.............     $19,988         $20,012
                                                        =======         =======

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

NOTE 10. ISSUANCE OF 6% CONVERTIBLE SUBORDINATED NOTES

     On April 3, 2000, the Company issued $250,000,000 of 6% Convertible Subordinated Notes ("the Notes") with a scheduled maturity in 2007, for which the Company received net cash proceeds of $242.5 million. The Notes are unsecured and are subordinated to existing and future senior debt as defined in the indenture pursuant to which the Notes were issued. Interest on the Notes of approximately $7.5 million is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2000. The deferred debt offering costs are being amortized as interest expense ratably over the term of the Notes.

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

NOTE 11. DEFERRED STOCK-BASED COMPENSATION

     We have recorded deferred stock-based compensation for options granted prior to June 30, 1999 for the difference at the option grant date between the exercise price and the deemed fair value of the common stock underlying the options. As of September 30, 2000, we had recorded aggregate deferred stock compensation of $8.7 million. The deferred stock compensation is being amortized over the vesting periods of the stock options. We recognized a total of $0.5 million in stock compensation expense for both the three months ended September 30, 2000 and 1999. The total charges to be recognized in future periods from amortization of deferred stock compensation as of September 30, 2000 are anticipated to be approximately $0.5 million, $2.2 million, $1.8 million and $0.2 million for the remaining three months of 2000 and for 2001, 2002 and 2003, respectively.

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 12. SEGMENT REPORTING

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

     Ventro currently operates in two operating segments: the life science product segment for sales attributable to Chemdex, and the specialty medical product segment for sales attributable to Promedix.

     As the specialty medical product segment is immaterial, both as a percentage and in dollar amount, to total revenues, net loss and total assets, separate disclosure of these amounts are not shown.

NOTE 13. OWNERSHIP INTEREST IN MARKETPLACE COMPANIES

     On January 24, 2000, Ventro, DuPont, IBM and @ Ventures, the venture capital division of CMGI, Inc., announced the formation of Industria, a new business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as the contribution of technology, Ventro received an ownership interest in Industria of approximately 49%. The investment is accounted for using the equity method.

     On April 11, 2000, Ventro and Entangible.com announced the formation of Amphire, a new business-to-business e-commerce company in the foodservice market. As part of the formation of Amphire, Ventro acquired a portion of Entangible.com for cash and equity totaling $35 million. Ventro's ownership interest in Amphire is currently approximately 49%. The investment is accounted for using the equity method.

     As of the date that Amphire was formed, April 11, 2000, Ventro's carrying value in Amphire, accounted for under the equity method, exceeded its share of the underlying equity in the net assets by $34.5 million. This excess relates to ownership interest acquired and is being amortized over a three year period. Amortization expense of $2.9 million for the three months ended September 30, 2000 and $5.4 million for the nine months ended September 30, 2000 is included in "equity loss" in the accompanying consolidated statements of operations. The total amortization charges to be recognized in future are anticipated to be approximately $2.9 million, $11.5 million, $11.5 million and $3.2 million for the remaining three months of 2000 and for 2001, 2002 and 2003, respectively.

     On August 3, 2000, Ventro and American Express Company, announced the formation of MarketMile, a new business-to-business e-commerce company in the business products and services market. For a cash investment of $9.0 million, Ventro received an ownership interest in MarketMile of approximately 35%. The investment is accounted for using the equity method.

     In addition, Ventro has approximately an 18.9% interest in Broadlane, a new business-to-business e-commerce company in the healthcare industry that Ventro formed with Tenet Healthcare in January 2000. The investment is accounted for using the cost method.

     The following table outlines the Company's activity with its marketplace companies, accounted for under the equity method, for the nine months ended September 30, 2000 (in thousands):

                                                            EQUITY
                               OWNERSHIP     INITIAL         LOSS        AMORTIZATION    CARRYING
                               INTEREST     INVESTMENT    OF INVESTEE    OF GOODWILL      VALUE
                                  (%)          ($)            ($)            ($)           ($)
                               ---------    ----------    -----------    ------------    --------
Industria....................     49           5,000         5,000             --             --
Amphire......................     49          35,000         3,276          5,430         26,294
MarketMile...................     35           9,000           923             --          8,077

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 14. RELATED PARTY TRANSACTIONS

     The President and Chief Executive Officer ("CEO") of VWR Scientific Products Corporation ("VWR"), Paul J. Nowak, was a director of the Company until October 2000 (see note 17). In addition, we issued VWR 2,538,405 shares of our common stock as a part of Chemdex's strategic relationship agreement in March 1999. VWR and Chemdex jointly market VWR core products and Chemdex core products to VWR's existing and new customers and jointly solicit several key existing VWR suppliers to distribute, market and sell their products through LabPoint, a Chemdex Marketplace. VWR currently performs some of the billing and cash collection functions for the sale of jointly marketed products and will continue to perform these functions until they can be transitioned to Chemdex. With respect to sales of VWR core products, we act as an intermediary and forward orders received through LabPoint to VWR for fulfillment and customer service. We receive no fee for orders for VWR core products from VWR's 40 largest customers and we receive a minimal fee for all other orders for VWR core products forwarded to VWR. We are responsible for fulfillment and customer service for all Chemdex core product and orders for third party products received from VWR customers through LabPoint. Under the terms of the agreement, VWR provides support for the purchases of third party products in return for a fee that approximates VWR's costs incurred.

     In addition, during the three months ended September 30, 2000, Ventro recognized other revenue of $59,000 in connection with maintenance services on a software license to a distributor of life science products whose president and CEO was a director of the company.

     The Company also provided consulting services of $250,000 to an affiliate of a company during the three months ended September 30, 2000. The company has an ownership position (19%) in Industria, a company in which we own approximately 49% of the voting stock.

     The statement of operations for the three and nine month period ended September 30, 2000 excludes operating expenses incurred related to marketplace companies in which Ventro has a significant equity investment. Ventro invoices the marketplace company on a monthly basis for expenses incurred on its behalf. Management believes that collectibility of all amounts invoiced to date is probable. To date, Ventro has invoiced operating expenses of approximately $19.8 million, and we have collected $10.6 million. The related parties receivable is included in the accompanying balance sheet at September 30, 2000. Revenues and cost of sales recognized from these transactions with Industria and Broadlane amounted to $3.6 million in the third quarter.

NOTE 15. FUTURE COMMITMENTS

     The Company leases equipment under a noncancellable operating lease with an equipment vendor which contains certain renewal and purchase options. As part of the lease agreement, the Company is required to hold a certificate of deposit as a form of security. This certificate is for $5.7 million and is classified as restricted cash on our balance sheet. Future minimum payments under the lease are as follows:

                                          YEAR ENDING
                                          DECEMBER 31,
                                         --------------
                                         (IN THOUSANDS)
2000...................................     $ 2,164
2001...................................       5,353
2002...................................       3,224
                                            -------
Total minimum lease payments...........     $10,741

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities, which we will be required to adopt for the year ending December 31, 2001". FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on our financial condition or results of operations.

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

     SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (fourth quarter of 2000 for the Company). For companies adopting SAB 101 or EITF 99-19 subsequent to the first quarter, financial information for prior quarters would be restated with a cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. With regard to income statement presentation (reporting revenue gross vs. net), the SEC staff normally would expect retroactive application for all periods presented. The Company is currently evaluating the new indicators but the Company believes it acts as a principal in purchasing products from the Company's suppliers and reselling them to the Company's customers because the Company assumes the risks and rewards of ownership and, consequently, the Company included the gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues. Management does not believe that the adoption of SAB 101 or EITF 99-19 will materially change the Company's financial position, results of operations or cash flows.

     In March 2000, the EITF published its consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on their own hardware or contract with another party unrelated to the vendor to host the software. The Company has historically treated its hosted services as service arrangements which is in accordance with the guidance contained in this pronouncement. The Company's hosting arrangements generally do not allow customers the contractual right to take possession of the software.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of and determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company

                               VENTRO CORPORATION

                                   UNAUDITED

does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In March 2000, the EITF issued its consensus on Issue on No. 00-2, "Accounting for Web Site development Costs." ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

NOTE 17. SUBSEQUENT EVENTS

  Resignations

     On October 24, 2000, Paul Nowak, the President and CEO of VWR, announced his resignation from the Board of Directors of the Company.

     In November 2000, Pierre Samac, the Company's Chief Technology Officer, resigned and entered into a one year consulting agreement with the Company.

  Market Mile Investment

     On November 10, 2000, Ventro committed to contribute $4.0 million in MarketMile's Series C Preferred Stock Financing in the fourth quarter of 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of Ventro believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For a discussion of factors that could cause our results to differ, refer to Management's Discussion and Analysis and the Risk Factors sections of Ventro's Annual Report on Form 10-K for the year ended December 31, 1999 (File Number 0-26811). These risks include, among others our history of losses and our anticipated continued losses for the foreseeable future, our unproven business model, proposed accounting rules which might require us to report substantially lower revenues, and our dependence on our strategic relationship with VWR Scientific Products Corporation and the impact of rapid technological changes.

OVERVIEW

     Ventro Corporation (the "Company" or "Ventro"), formerly known as Chemdex Corporation, is a leading business-to-business marketplace service provider. Ventro offers a variety of products and services through its complete marketplace solution that take online B2B marketplaces from concept to liquidity. Ventro marketplaces include Chemdex, Promedix.com, Inc., ("Promedix"), Broadlane, Inc., ("Broadlane"), Industria Solutions, Inc., ("Industria"), Amphire Solutions, Inc., ("Amphire") and MarketMile, Inc. ("MarketMile").

     The Company has recently begun a transition in its business model to reduce its focus on operating wholly owned marketplaces and concentrate on developing new technology and services for marketplaces, whether partly-owned by Ventro, or owned and managed by other companies. We anticipate that our technology and services will be the core of the Ventro business model as we move forward. Because the Company has decided to concentrate on revenues from providing technology and services, rather than operating wholly-owned marketplaces, our Board of Directors has retained a financial advisor to explore alternatives for Chemdex and Promedix, including sale or strategic partnerships. Any such transactions could require the approval of Ventro's shareholders and the holders of its outstanding convertible notes.

     We are currently operating or developing six Ventro marketplace companies that are either wholly-owned by us or in which we own a minority interest. Our division Chemdex is a provider of e-commerce solutions to the life sciences research products market. Promedix, a wholly-owned subsidiary, addresses the specialty medical product marketplace. Ventro and Tenet Healthcare Corporation formed Broadlane to provide e-commerce solutions for the high-volume, hospital and medical supplies market, initially focusing on commodity hospital supplies. Ventro and DuPont formed Industria Solutions to provide e-commerce solutions for the fluid processing industry. Ventro and Entangible.com formed Amphire Solutions, which will provide e-commerce solutions to the U.S. food service industry. As part of the formation of Amphire, Ventro acquired a portion of Entangible.com for cash and equity totaling $35 million. Finally, Ventro and American Express Company formed MarketMile, to provide e-commerce solutions in the business products and services market. Amphire Solutions and MarketMile are currently in the development stage. We are a significant minority shareholder in each of Broadlane, Industria Solutions, Amphire Solutions, and MarketMile.

     We acquired Promedix and SpecialtyMD, Inc. ("SpecialtyMD"), on February 10, 2000. The acquisitions were accounted for under the purchase method of accounting. The acquisition costs of Promedix and SpecialtyMD were $325.3 million and $107.7 million, respectively. The intangible assets acquired in the Promedix and SpecialtyMD acquisitions were $325.3 million and $108.5 million, respectively. Accordingly, intangible assets increased from $13.1 million at December 31, 1999 to $351.5 million at September 30, 2000, as a result of these acquisitions. The intangible assets are being amortized over two to three years and the amortization expense is estimated to be approximately $145.1 million per year, beginning February 10, 2000.

Promedix had no revenue and a loss from continuing operations of $12.1 million for 1999. SpecialtyMD had $31,000 of revenue and a net loss of $4.3 million for 1999.

     In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), Ventro generally records gross revenue when we purchase products from suppliers and resell them to customers. Our products are shipped directly to customers using third party carriers. Under principal-based agreements, we obtain and validate a customer's order, purchase the product from a manufacturer or supplier at a negotiated price, arrange for shipment of products, establish the total purchase price of our products and shipping fees, collect payment from customers, ensure that products reach customers, and process returns. In addition, we contractually take title to products upon shipment and bear the risk of loss for collection, delivery and product returns from customers. To date, an insignificant portion of our revenues are derived from agreements with suppliers for whom Ventro acts as an agent and simply facilitates a customer's order. Under agency-based agreements with suppliers and distributors, Ventro recognizes a percentage share of revenues generated when products are shipped to customers. Products are shipped directly to customers by suppliers based on customer delivery date specifications.

     Other revenue consists of software license fees and service revenue. Ventro generally recognizes software licenses upon delivery of the product or ratably over a contractual period if unspecified software products are to be delivered during that period. Service revenue is recognized as the services are performed. Service revenues to Ventro marketplace companies are recognized when Ventro does not exercise significant influence over the marketplace company or if Ventro's carrying value in the marketplace company amounts to $0.

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

     SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, (fourth quarter of 2000 for Ventro). For companies adopting SAB 101 or EITF 99-19 subsequent to the first quarter, financial information for prior quarters would be restated with cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. With regard to income statement presentation (reporting revenue gross vs. net), the SEC staff normally would expect retroactive application for all periods presented. We are currently evaluating the new indicators but believe we act as a principal in purchasing products from our suppliers and reselling them to our customers because we assume the risks and rewards of ownership and, consequently, we included the gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues. Management does not believe that the adoption of SAB 101 will materially change our financial position, results of operations or cash flows.

     Ventro had sales to only one significant customer that accounted for approximately 10% of our revenues in the quarter ended September 30, 2000. Our agreement with another customer, in connection with its role as our initial test location for our purchasing solution, provides that we will not receive price discounts on products of some suppliers purchased by that customer if that customer purchases specified minimum quantities of product through the Chemdex Marketplace. As a result, we receive little or no gross margin on sales of these supplier products to that customer. The loss of revenues from any of our significant customers would have a significant negative effect on our business, revenues, results of operations and financial condition.

EFFECTS OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

     The various interests that we acquire in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within our Consolidated Statements of Operations. As of September 30, 2000, the consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries, Promedix and SpecialtyMD. All significant inter-company accounts and transactions were eliminated.

     Equity Method. Companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations. As of September 30, 2000, we accounted for our interest in three companies under the equity method of accounting.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of September 30, 2000, we accounted for our interest in five companies under the cost method of accounting.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Revenues

     Transaction revenue increased by $16.3 million from $8.5 million for the three months ended September 30, 1999 to $24.8 million for the three months ended September 30, 2000 and increased $60.7 million from $11.6 million for the nine months ended September 30, 1999 to $72.3 million for the nine months ended September 30, 2000. The increase in revenue was primarily due to the increase in our customer base and increased market acceptance of our procurement solution.

     Other revenues totaled $3.9 million for the three months ended September 30, 2000 and $4.9 million for the nine months ended September 30, 2000. Other revenues consisted primarily of services provided to marketplace companies as well as providing marketplace consulting services, license revenues and maintenance services on software licenses. During the third quarter, Ventro recognized revenues and cost of revenues amounting to $3.6 million by providing services to marketplace companies.

     In the future, the level of our net revenues will depend on a number of factors including, but not limited to, the following:

     - number of customers we are able to obtain and retain;

     - frequency of our customers' purchases;

     - quantity and mix of products and services our customers purchase;

     - quantity of the types of products and services we are able to offer for sale;

     - price we charge for our products and services;

     - amount we charge for shipping;

     - extent of sales incentives we offer;

     - level of customer returns we experience;

     - seasonality that we may experience;

     - number of marketplace companies we enter;

     - royalty rates and license fees we charge for technology and prices we charge as a Marketplace Service Provider;

     - number of marketplace companies for which we provide services; and

     - mix of gross and net revenue transactions.

  Cost of Revenues

     Cost of transaction revenue increased by $15.5 million from $8.1 million for the three months ended September 30, 1999 to $23.6 million for the three months ended September 30, 2000 and increased by $57.7 million from $11.0 million for the nine months ended September 30, 1999 to $68.7 million for the nine months ended September 30, 2000. Cost of transaction revenue consists primarily of the costs of acquiring products from our suppliers for sale to our customers. During the nine months ended September 30, 2000, cost of transaction revenue included a portion of amortization charges of intangibles for customer and supplier relationships related to the purchase of Promedix, as well as amortization charges of intangibles for developed technology related to the purchase of SpecialtyMD. During the nine months ended September 30, 2000, cost of transaction revenue, in absolute dollars, increased consistent with the increase in transaction revenue.

     Cost of other revenues totaling $3.7 million for the three months ended September 30, 2000 and $4.0 million for the nine months ended September 30, 2000 were attributable to the costs related to other services generated for sale to our customers which include marketplace companies.

     Total cost of revenues as a percentage of total revenues will fluctuate based on a number of factors, including, but not limited to, the following:

     - the cost of our products, services and purchase discounts that we negotiate with individual suppliers;

     - our pricing strategy relative to the cost of our products and services;

     - the mix of products and services our customers purchase;

     - Cost of developing and providing services as a Marketplace Service Provider as we transition to a new business model;

     - our price strategy for shipping relative to the cost of shipping; and

     - mix of gross and net revenue transactions.

  Operating Expenses

     The statement of operations for the three and nine month period ended September 30, 2000, excludes operating expenses incurred related to marketplace companies in which Ventro has a significant equity investment. Ventro invoices the marketplace company on a monthly basis for expenses incurred on their behalf. To date, Ventro has invoiced net operating expenses of approximately $19.8 million, and we have collected $10.6 million. Management believes that collectibility of all amounts invoiced to date is probable. The related party receivable net is included in other current assets in the accompanying balance sheet at September 30, 2000.

     Research and Development. Research and development expenses increased by $7.8 million from $5.6 million for the three months ended September 30, 1999 to $13.4 million for the three months ended September 30, 2000 and increased by $22.4 million from $11.4 million for the nine months ended September 30, 1999 to $33.8 million for the nine months ended September 30, 2000. Research and development expenses consist of personnel and other expenses associated with developing, updating, and enhancing software in support of the Chemdex and Promedix Marketplaces, content engineering for

SpecialtyMD, and amortization charges of intangibles for assembled workforces related to the purchase of Promedix and SpecialtyMD. Our research and development expenses have increased each quarter since inception primarily due to increased staffing and associated costs related to the design, development and maintenance of the Chemdex and Promedix Marketplaces as well as consultant fees and prototype expenses related to the design and development of our technology. We believe that our success is dependent in large part on continued enhancement and development of this technology.

     We expect that research and development expenses will increase in absolute dollars in the future as we continue to enhance and improve our Internet-based purchasing solution as well as develop and introduce new technology solutions and services as we transition to becoming a Marketplace Service Provider.

     Sales and Marketing. Sales and marketing costs increased by $8.3 million from $6.9 million for the three months ended September 30, 1999 to $15.2 million for the three months ended September 30, 2000 and increased by $29.4 million from $15.3 million for the nine months ended September 30, 1999 to $44.7 million for the nine months ended September 30, 2000. Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as payroll and related expenses for personnel engaged in supplier relations, enterprise sales activities and enterprise account management. Further, sales and marketing costs include intangible asset amortization expenses related to our VWR and Biotechnology Industry Organization ("BIO") agreements and intangible asset amortization expenses, including a portion of customer and supplier relationships and assembled workforces, related to the purchase of Promedix and SpecialtyMD. Sales and marketing expenses have increased since inception as we have continued to expand our sales and marketing efforts primarily in connection with our corporate marketing and branding strategy. We intend to continue to aggressively expand our supplier and customer relationships and to expand our brand awareness. We do not expect a significant change in sales and marketing expenses during the fourth quarter and we anticipate a decline in such expenses in fiscal 2001 compared with fiscal 2000 due to our transition to a Marketplace Service Provider model.

     General and Administrative. General and administrative expenses increased by $5.5 million from $2.6 million for the three months ended September 30, 1999 to $8.1 million for the three months ended September 30, 2000 and increased by $13.4 million from $7.2 million for the nine months ended September 30, 1999 to $20.6 million for the nine months ended September 30, 2000. General and administrative expenses consist primarily of salaries, fees for professional services, lease expenses and amortization expenses of intangible assets. General and administrative expenses have increased primarily as a result of the addition of finance and administrative personnel, costs of leasing additional office space to support our growth, amortization of intangibles, and expenses related to increased professional service fees. We expect general and administrative expenses to increase in the near future as additional administrative services will be needed to support a transition to a Marketplace Service Provider model and we anticipate a decline in such expenses in fiscal 2001 compared with fiscal 2000 due to our transition to a Marketplace Service Provider model.

     Amortization of Deferred Stock-Based Compensation. We have recorded aggregate deferred compensation charges of $8.7 million in connection with stock options granted through September 30, 1999. For both quarters ended September 30, 1999 and 2000, we expensed $.5 million, and for nine months ended September 30 1999 and 2000, we expensed $1.4 million and $1.6 million, respectively, related to the amortization of deferred compensation. The deferred compensation amounts are being amortized over the vesting period of the stock options which is generally four years.

     Amortization of Goodwill. We have recorded amortization charges of $34.1 million and $87.0 million, for the three and nine months ended September 30, 2000, respectively, associated with the acquisition of Promedix and SpecialtyMD.

     Interest Expense. Interest expense increased from $0.06 million to $4.2 million for the three months ended September 30, 1999 and 2000, respectively and increased from $0.1 million to $8.6 million for the nine months ended September 30, 1999 and 2000, respectively. Interest expense consists primarily of interest related to the issuance of $250,000,000 of 6% Convertible Subordinated Notes on April 3, 2000 and financed equipment and other financing arrangements.

     Interest and Other Income, net. Interest and other income, net increased from $1.3 million to $4.2 million for the three months ended September 30, 1999 and 2000, respectively and increased from $1.6 million to $10.7 million for the nine months ended September 30, 1999 and 2000, respectively. Interest and other income net has been derived primarily from earnings on investments in cash equivalent securities and a gain on the sale of an investment.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Prior to our initial public offering in July 1999, we funded our operations primarily by the private sale of our equity securities, through which we raised approximately $45 million. In July 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $117.4 million. In April 2000, we completed our offering of 6% convertible subordinated notes and realized net proceeds of $242.5 million. As of September 30, 2000, our principal sources of liquidity included approximately $235 million of cash, cash equivalents, short-term investments and restricted cash as well as $4.1 million in equipment financing arrangements.

     Net cash used in operating activities totaled $84.3 million and $22.4 million in the first nine months of 2000 and 1999, respectively. The net cash used in operating activities in the first nine months of 2000 was primarily due to our net loss, which was partially offset by non-cash charges for depreciation and amortization of deferred stock-based compensation and intangible assets, increases in accounts payable and accrued liabilities and gains on the sales of investments. Net cash used in operating activities in the first nine months of 1999 related primarily to our net loss, which was partially offset by non-cash charges of depreciation and amortization of deferred stock-based compensation, amortization of intangible assets, and increases in accounts payable, accrued expenses and accrued compensation.

     Net cash used in investing activities was $55.0 million in the first nine months of 2000 and $5.7 million for the first nine months of 1999. Net cash provided by investing activities during the first nine months of 2000 was primarily the result of net sale and maturities of short-term investments, totaling $1.4 million. This was offset by substantial investments in computer equipment and software, and payments of $5 million in connection with the formation of Industria, $15.9 million in connection with the formation of Amphire, $9.0 million in connection with the formation of MarketMile and $12 million in connection with strategic investments. Net cash used in investing activities in the first nine months of 1999 primarily related to purchases of short term investments, computer equipment, and office furniture.

     Net cash provided by financing activities was $248.0 million in the first nine months of 2000 and $147.7 million for the first nine months of 1999. During the first nine months of 2000, we received cash related to the issuance of common stock under our employee stock purchase plan of $2.9 million, $242.5 million related to the issuance of 6% convertible subordinated notes and proceeds of $1.7 million related to the exercise of options. Net cash from financing activities during the first nine months 1999 resulted primarily from the sale of common and preferred stock.

     We currently anticipate that cash and cash equivalents at September 30, 2000, together with our equipment lease line will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund our operations and potential acquisitions, if any, over a long-term basis. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

     At September 30, 2000, our cash and cash equivalents consisted primarily of commercial papers, short term municipals, corporate bonds and money market funds held by large institutions in the U.S.

     We do not use derivative financial instruments in our operations or investments. As of September 30, 2000 the Company had entered into a operating lease for computer hardware. The Company has collateralized letters of credit which totals $5,686,948 for this lease. The related funds are included in restricted cash.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
      27.1   Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2000.

                                          VENTRO CORPORATION

                                          By      /s/ JAMES G. STEWART
                                           -------------------------------------
                                                     James G. Stewart
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
      27.1   Financial Data Schedule