Form 10-K
period 2000-12-31
VENTRO CORP
filed 2001-02-26
CIK 1047499

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.0002 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At January 31, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $76,500,000.

     At January 31, 2001, the number of shares of Common Stock outstanding was 46,105,147.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement for the Company's 2000 Annual Meeting of
                  Stockholders -- Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VENTRO CORPORATION

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   15
Item 3.    Legal Proceedings...........................................   16
Item 4.    Submission of Matters to a Vote of Security Holders.........   16

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   17
Item 6.    Selected Consolidated Financial Data........................   18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Result of Operations....................................   19
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   35
Item 8.    Financial Statements and Supplementary Data.................   35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   59

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   59
Item 11.   Executive Compensation......................................   59
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   59
Item 13.   Certain Relationships and Related Transactions..............   59

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   59

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We initiated a major restructuring in 2000 that will substantially change our business. In December 2000, the Board of Directors decided to shut down our Chemdex and Promedix marketplaces, laid off 235 employees and restructured certain Ventro operations. For the year ended December 31, 2000, the loss from discontinued Chemdex and Promedix operations aggregated $524.6 million, and we recorded additional charges of $37.2 million related to Ventro restructuring and write-off of certain Ventro investments. The Chemdex and Promedix marketplaces were the source of substantially all of our revenues since inception. In the future, we will seek to provide technology and services to marketplaces that are owned by others. To date, we have not finalized our product offering or pricing or begun providing services to any marketplace in which we are not an equity owner.

     We began operations in 1997 as Chemdex Corporation, an electronic marketplace for life sciences research products. In February 2000, we acquired Promedix, an electronic marketplace for specialty medical products, and Specialty MD, a provider of interactive search and content functions. Later in February 2000, we were renamed Ventro and announced our intention to create a number of marketplaces in a variety of industries in which we would own a significant minority interest. The table below summarizes the marketplaces in which we have an investment as of February 16, 2001:

                                                         VENTRO PCT.
                                                          OWNERSHIP
                                                              OF
                          DATE            PRIMARY        OUTSTANDING
 NAME OF MARKETPLACE   ESTABLISHED       PARTNERS           SHARES                     INDUSTRY
 -------------------   -----------   -----------------  --------------                 --------
Broadlane............    Dec 1999    Tenet Healthcare         19%        High volume medical supplies
Industria Solutions..    Jan 2000    DuPont, IBM              49%        Fluid processing equipment and parts
Amphire Solutions....  April 2000    Gordon Foods             37%        Food services
MarketMile...........    Aug 2000    American Express         30%        Business products and services

     During 2000, we recognized that our concept of creating and owning marketplaces would not permit us to achieve profitability with our existing cash. It became clear that the major market participants desired to establish their own electronic marketplaces to link participants. Accordingly, our Board of Directors decided to close Ventro's wholly owned marketplaces, Chemdex and Promedix, and to focus in the future on providing technology and services to marketplaces in partnership with leading industrial players. It is anticipated that we will not acquire equity in future marketplaces, but will seek to charge fees for providing technology and services.

     Our existing minority-owned marketplaces have not produced revenues. In light of our substantial investment in each of the marketplaces and the terms of the technology licenses and services agreements with them, it is unlikely that Ventro will recognize revenues in the future from our activities related to these marketplaces. At December 31, 2000, because of deteriorating financial conditions at Amphire and contractual disputes with Broadlane, we reserved or wrote off amounts related to Amphire and Broadlane aggregating approximately $9.5 million. At December 31, 2000 the Company had net balances due of $2.1 million from Industria, and $2.2 million from MarketMile, which management believes to be fully collectible. There can be no assurance that we will be successful in obtaining new marketplace customers on terms that will permit us to achieve profitability in the future.

     On February 20, 2001, we announced our intention to tender for the repurchase of our outstanding convertible subordinated notes at a price of $270 per $1,000 principal amount. The purpose of the tender offer is to retire all of the outstanding notes in order to reduce our annual interest expense and eliminate the need to repay or refinance the notes at maturity in 2007. We are unable to predict whether we will be successful in retiring the notes.

DISCONTINUED MARKETPLACES

     In December 2000, we announced a plan to restructure the Company's business and discontinue operations of its wholly owned marketplaces, Chemdex and Promedix. Revenues for Chemdex and Promedix for the year ended December 31, 2000 were $97.9 million and $1.4 million, respectively, and are now included in results from discontinued operations. Our loss from discontinued operations for the year ended December 31, 2000 was $524.6 million, and we recorded additional charges of $37.2 million related to restructuring of our operations and write-off of certain Ventro investments. In connection with our restructuring we reduced our operating expenses by reducing marketing efforts, terminating or restructuring existing marketing arrangements and reducing current employee and contractor staffing levels. There can be no assurances that we will be successful in reducing operating expenses in the future. Our inability to successfully implement the restructuring and cost reduction measures would have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business.

  Chemdex

     Chemdex was the first Ventro marketplace company and was 100% owned and operated by us. The Chemdex Marketplace utilized a database of over 1.0 million life sciences research stock keeping units, or SKUs, from over 1,600 suppliers. In December 2000 when Ventro announced that it would discontinue operations of Chemdex, Chemdex had agreements to provide its purchasing solution to approximately 144 enterprise customers and had over 37,000 registered users.

     The Chemdex Marketplace consists of a database of life sciences research SKU's and advanced search engine and transaction software that enabled users to easily identify, locate and purchase the products they needed. Chemdex provided applications that enabled its customers and suppliers to interface and automate their information exchange with the Chemdex Marketplace. Additionally, Chemdex provided professional and implementation services to enable its customers to take full advantage of the capabilities of the Chemdex Marketplace. The customer's interface with the Chemdex Marketplace varied based upon the customer's information technology systems. Our applications and services were implemented in some cases as a fully hosted stand-alone solution, or were integrated with existing systems or other commercially available purchasing solutions. Access to the Chemdex Marketplace was also provided to smaller customers, or independent registered users, through the Chemdex website.

     Key customers utilizing the Chemdex Marketplace included Amgen, Biogen, Bristol Meyers Squibb, DuPont, Elan Pharmaceutical, Genentech and Rhone Poulenc Rorer. Key suppliers selling products through the Chemdex Marketplace included Calbiochem, Clontech Laboratories, ICN Biomedicals, Molecular Probes and Pierce Chemicals.

     In December 2000 the Board of Directors concluded that the Chemdex Marketplace would be discontinued. This decision was based, in part, upon an analysis of operating expenses required to support the marketplace, revenue and gross margin growth below expectations, and expectations of the need to continue investing significant cash in support of the operations. As a result, Chemdex developed customer specific plans to facilitate an orderly shutdown of marketplace operations, with all customer shutdowns to be completed by March 31, 2001. The shutdown results in the severing of electronic ties to the marketplace and thereby prevents customers from placing electronic orders for products offered by Chemdex suppliers. As part of the customer plan, Chemdex is working with other industry partners, including VWR Scientific Products and Fisher Scientific, to minimize disruption to customers' operations. Chemdex responsibilities during these customer transitions include transferring appropriate historical records, summarizing in some cases data regarding past purchases, and working with industry partners to transition user purchasing activities to new processes that do not include the Chemdex Marketplace.

     At December 31, 2000 approximately 70 enterprise customers were still using the marketplace and are scheduled to be shutdown by March 31, 2001. Costs of the customer shutdowns, and shutdown costs yet to be incurred, including salaries of Chemdex personnel, costs of outside contractors, and other expenses, have been included in the costs of discontinued operations included in the December 31, 2000 results of operations.

     Contracts with Chemdex customers, industry partners and suppliers provide, in some cases, for cancellation notification periods that are longer than those that we have provided. In some cases, shorter notification periods have caused inconvenience to marketplace participants, and we have been notified by several marketplace participants that discontinuing the marketplace represents a breach of Chemdex contractual obligations. Through February 16, 2001 we have had discussions or correspondence with a limited number of customers, suppliers and industry partners regarding possible breaches of contractual obligations, but have received no threats of litigation or formal complaints. Management believes that liabilities recorded for discontinued operations at December 31, 2000 are adequate to provide for any potential claims or damages from Chemdex customers, suppliers or industry partners as a result of the shut down of the Chemdex marketplace.

  Promedix and SpecialtyMD

     The Company acquired Promedix in February 2000 in a stock purchase transaction effected by the issuance of 12.1 million shares of Ventro common stock for all of the outstanding preferred and common stock of Promedix. The transaction was valued at approximately $325.3 million, including approximately $318 million of goodwill, and was accounted for as a purchase transaction. The Promedix Marketplace provided customers with the ability to purchase products from multiple specialty medical product manufacturers with a single purchase order and offered integration capability with most of the major legacy systems currently in use by healthcare institutions. The Company did not record significant revenues from the Promedix Marketplace prior to the decision to discontinue its operations in December 2000.

     The Company acquired SpecialtyMD in February 2000 in a stock purchase transaction effected by the issuance of 1.1 million shares of Ventro common stock for all of the outstanding common stock of SpecialtyMD. The transaction was valued at approximately $107.7 million, including approximately $89 million of goodwill, and was accounted for as a purchase transaction. SpecialtyMD was a provider of a range of comprehensive search and content functions that added an interactive component to Ventro's e-commerce procurement solution, primarily related to Promedix customers. The Company did not record significant revenues from SpecialtyMD prior to the decision to discontinue its operations in December 2000.

     In December 2000 the Board of Directors concluded that the Promedix Marketplace and SpecialtyMD operations would be discontinued. This decision was based, in part, upon an analysis of operating expenses required to support the marketplace, revenue and gross margin growth below expectations, competition in the market and expectations of the need to continue investing significant cash in support of the operations. Promedix had limited customer installations and at December 31, 2000 all customer operations had ceased.

     Contracts with Promedix customers and suppliers provide, in some cases, for cancellation notification periods that are longer than those that we have provided. In some cases, shorter notification periods have caused inconvenience to customers and suppliers, and we have been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Through February 16, 2001 we have had discussions or correspondence with a limited number of suppliers regarding possible breaches of contractual obligations, but have received no threats of litigation or formal complaints. Management believes that liabilities recorded for discontinued operations at December 31, 2000 are adequate to provide for any potential claims or damages from Promedix suppliers as a result of the shut down of the Promedix marketplace.

CURRENT MARKETPLACE CUSTOMERS

     We have generated no revenues from our marketplace service operations to date. In addition, services provided to our existing minority-owned marketplace customers have been provided at cost and amounts billed and collected have been reflected as reductions of related operating expenses. Therefore, it is unlikely that we will recognize any significant revenues in the future related to these marketplaces. It is anticipated that contracts with new marketplace customers will provide for billings and revenues in accordance with the terms of the contracts, although there is no assurance that we will be successful in identifying new customers or negotiating commercially acceptable contractual provisions that will allow recording of revenues.

     Our ability to deliver services to our existing marketplace customers, bill for these services and collect amounts billed is, in part, dependent upon interpretation of existing contractual language. We have experienced disputes with existing marketplace customers, and anticipate future contractual disputes, primarily related to billings for, and delivery of, technologies or services not specifically defined or priced under existing contractual language. For example, Broadlane has stated its belief that we have failed to provide the services and technology required to operate the Broadlane marketplace in the manner and within the time frame established in their technology and services agreement. We are currently disputing their withholding of amounts billed of approximately $4.4 million of balances owed at December 31, 2000. Effective February 16, 2001 the Company stopped providing marketplace services to Broadlane and is in discussions regarding potential settlement of this dispute. Any such settlement is likely to involve termination of all of our agreements with Broadlane and may also involve the transfer or purchase of our interest in its common stock. Due to the competitive marketplace for our services, size of potential marketplace customers, and early stage of our product and the market, contractual negotiations will be difficult with potential new marketplace customers and we may be required to enter into contracts similar to those with our current customers and we may experience contractual disputes with new customers. There can be no assurance that we will be successful in negotiating contracts with new marketplace customers that will allow us to profitably deliver services under the contract, bill for such services, ultimately collect amounts that are billed, and record revenues.

     Our agreements with MarketMile provide certain uptime and performance guarantees regarding the quality of our services. Our scheduled uptime guarantee assures MarketMile that, except during scheduled maintenance windows or during service outages or degradations caused by MarketMile, outages to its Internet operations will be repaired within specified time limits. Our performance guarantee assures MarketMile that if the responsiveness of Internet operations falls below mutually agreeable levels, we will restore the site to the appropriate levels within specified time limits. If we fail to meet these guarantees, we may be required to credit a percentage of the fees paid for our services, generally up to a maximum of 100% of all service fees accrued in the month of the outage. In addition, our contract with MarketMile provides a minimum pool of $5.0 million in damages in the event we fail to achieve certain defined contractual performance milestones. As of December 31, 2000 we had not issued any credits to MarketMile, or other marketplace customers, in connection with system uptime or performance. At December 31, 2000, we had recorded approximately $5.0 million of billings to MarketMile as a customer advance. These billings will not be reflected as reductions of operating expense until such time as all contractual milestones with MarketMile have been successfully achieved, and uncertainty regarding potential penalty provisions has been eliminated.

     For the year ended December 31, 2000, Ventro billed its affiliated marketplace companies an aggregate amount of approximately $26.6 million. The billings were for services Ventro had provided, or for charges such as rent, hardware costs, and software costs, that Ventro passed through to the marketplace companies. As of December 31, 2000, Ventro had collected $12.7 million of the amounts billed. The Company wrote off $5.1 million due from Amphire and reserved $4.4 million related to Broadlane and $270,000 related to Industria. The $4.3 million net receivable is due from Industria ($2.1 million) and MarketMile ($2.2 million). Ventro management believes that collectibility of all amounts due from Industria and MarketMile is probable. All amounts billed to Amphire and Broadlane were either reserved as potentially uncollectible or written off at December 31, 2000. The net amount of receivables from related parties is included in the accompanying balance sheet at December 31, 2000. Approximately $3.3 million of the amounts billed and collected from marketplace companies were offset against Ventro's gross operating expenses during 2000. An additional $5.0 million of amounts billed and collected were not offset but were deferred pursuant to our agreement with MarketMile.

     The following table summarizes the status of each of our minority owned marketplaces at December 31, 2000 (in thousands):

                        INITIAL     EQUITY LOSS   AMORTIZATION   WRITE-DOWN    CARRYING   NET ACCOUNTS
                       INVESTMENT   OF INVESTEE   OF GOODWILL    OF GOODWILL    VALUE      RECEIVABLE    INITIAL TRANSACTION
                          ($)           ($)           ($)            ($)         ($)          ($)             PROCESSED
                       ----------   -----------   ------------   -----------   --------   ------------   -------------------
Industria............     5,000        5,000            --             --          --         2,100              Yes
Amphire..............    35,000        4,426         8,306         22,268          --            --              Yes
MarketMile...........     9,000        2,897            --             --       6,103         2,200               No
Broadlane............        --           --            --             --          --            --              Yes

     For all current marketplaces, technology developed has allowed the processing of limited transactions. However, in no case to date has an individual marketplace succeeded in achieving large scale processing of transactions utilizing the Company's technology and services. Achieving large scale processing to meet our customers' needs is dependent upon a variety of factors including, but not limited to, enhancing the speed of transaction processing, reducing our substantial human intervention in processing transactions, improved participation by system users and suppliers, enhanced system functionality, successful system integrations with users and suppliers, and successful training of marketplace participants. There are no assurances that we will be successful in identifying all of the changes required to successfully allow large scale processing of transactions for current customers, or that, once identified, we will be successful in implementing the changes that will be required.

NEW MARKETPLACE CUSTOMERS

     Ventro's strategy in the future is to identify existing e-commerce marketplaces and marketplaces in formation that can benefit from the technologies and services provided by Ventro. Target customers will include industry consortia (coalitions of players in a given industry sector), private marketplaces (internal supply chains between select trading partners) and independent public marketplaces. To date, Ventro has not entered into any contracts with new marketplace customers, has not finalized its marketplace product offerings and has not priced technology and services it expects to deliver to non-affiliated marketplace customers. We are currently engaged in developing a prospective technology and service offering, clarifying competitive positioning, identifying target customers and determining appropriate market pricing for services to be offered. We expect that our offering will include consulting services, marketplace development services and marketplace hosting services. These services are designed to assist the customer through the various stages of marketplace development -- initial discovery, design, development and deployment. Technology and services provided include hosted enterprise procurement, catalog management, business process management and trading partner integration.

MARKETING, SALES AND SUPPORT

     Our current marketing, sales and support activities are related to building of Ventro's brand identity and product marketing to position us as a marketplace service provider. As of February 1, 2001, we employed 62 individuals in our marketing, sales and support group at Ventro headquarters in Mountain View, CA and remote field locations. This headcount includes individuals in the Company's professional services organization responsible for implementation, consulting and other services in remote customer, user and supplier locations. In order to successfully implement our marketplace service provider model, we will need to hire new personnel. Specifically our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers' organizations. Because the market for our services is new, many prospective customers are unfamiliar with the services we offer. As a result, our sales effort requires highly trained sales personnel. We need to expand our marketing and sales organization in order to increase market awareness of our services to a greater number of organizations and, in turn, to generate increased revenue. To meet this need we are in the process of developing our direct sales force, and we require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training in our infrastructure services. In addition, we must continue to develop our marketing channels. If we are unable to continue to expand our sales operations, retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and achieving and maintaining profitability.

RESEARCH AND DEVELOPMENT

     Our development organization is focused on developing and enhancing applications for support of customer marketplaces, including enterprise purchasing solutions, and maintaining and improving our technology, infrastructure and database. As of February 1, 2001, our research and development group was comprised of 150 employees responsible for software and system development and quality assurance. We anticipate that we will be expanding our research and development group to further develop our technology architecture.

     Research and development expenses were $35 million in 2000 for continuing operations. To date, substantially all software development costs have been expensed as incurred. We believe that continued significant investments in research and development are required to remain competitive.

     We cannot be sure that existing and future development efforts will be completed within our anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by us and by current and potential customers, errors could be found in our products. We may not be able to successfully correct these errors in a timely and cost effective manner. If we are not able to develop new products or enhancements to existing products or corrections in a timely and cost-effective manner, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, our business will be seriously harmed.

     We currently license certain externally developed technologies and will continue to evaluate externally developed technologies to integrate with our solutions. These externally developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make our solutions successful in the marketplace, may seriously impact and harm our business.

TECHNOLOGY

     We have developed marketplace solutions that can reside on our servers and be accessible by standard browsers, requiring minimal software installation at the customer site and enabling rapid deployment of applications, enhancements and updates. We call this a "marketplace" for each applicable market.

     We purchase, license or lease software, hardware and networking products from third party commercial vendors. We purchase most of our components from third parties. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our services until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenues. Some of the key components of our services are available only from sole or limited sources. For example, only hardware manufactured by two vendors is compatible with the Solaris operating system, which is a key component of our infrastructure. Further, to the extent that the vendors from whom we purchase these products increase their prices, our gross margins could be negatively affected. In order to successfully provide our services, we must maintain our technology partnerships.

     Our production data center is hosted at Exodus Communication in Sunnyvale, California. This data center provides us with conditioned space and high bandwidth Internet connectivity.

     System Architecture. Our marketplace solutions include three layers of technology:

     - Process and Communication Layer. This layer integrates our system with our customers' client applications using Internet technology protocols that can pass through an enterprise's network security wall, such a http, ftp and EDI, to provide a seamless operation of the marketplace and purchasing solution. This layer is implemented using standard web servers and supports standard Internet protocols such as http, ftp and XML.

     - Electronic Services Layer. This layer delivers all of our system's functionality. The marketplace and purchasing solution uses existing and proprietary software to deliver proprietary services including Internet catalog development and maintenance tools, search functionality, workflow integration, product pricing and estimated shipping, handling and freight charges.

     - Enterprise Services Layer. This layer delivers some of the services required to run our system, including financial services, development maintenance of the product master database, customer service system and the data warehouse. To meet our unique scale requirements for product information management, we developed a proprietary data warehouse system.

    Customer Integration. Our marketplace solutions can be configured and integrated to meet an enterprise customer's needs, including:

     - Customer View. The purchasing solution graphical user interface may be tailored for each customer, allowing a buyer in a marketplace to select specific suppliers from our supplier list and to customize the user's view in accordance with business rules and policies implemented by the purchasing department.

     - Login and Authentication. The Ventro purchasing solution provides an authoritative enterprise authentication and authorization list along the user roles, credit limits and approval workflow.

     - Purchasing Application Integration. The Ventro purchasing solution integrates with commercial purchasing applications, such as Ariba, as well as internally developed purchasing applications, through industry standard protocols for Internet purchasing.

     - Contract-Specific Pricing. Ventro has developed algorithms to support contract-specific pricing. This pricing can be implemented either by (1) pricing contract tables that list specific prices or (2) connecting directly with the supplier's systems to extract real time pricing and availability information.

     - Search Services. The Ventro search software leverages a combination of full-text search and relational technology to deliver a unique search tool customized to a particular industry. Each of the product specific search levels also includes parametric searching capabilities to search for products with specific attributes, or ranges of attributes.

     - Product Pricing Estimation. Ventro has developed algorithms to estimate shipping, handling and freight charges associated with any customer order. These algorithms integrate customer requirements for shipping delivery time, product weight and product type, including requirements for hazardous materials and product packaging such as blue ice. These algorithms provide buyers and sellers of marketplaces with estimated shipping, handling and freight cost, and the ability to make appropriate decisions given their delivery timing requirements.

     - Workflow. Ventro has developed simple workflow technology to implement each marketplace's business rules and processes. These workflow rules include credit limit checks, multi-level approval and email-based notification of any order changes. This system streamlines the purchasing process by automating approval routing, and enables real time customer service through direct customer notification.

     - Technical Support. We offer technical support to respond to any customer service disruption. In addition to off-the-shelf site instrumentation and monitoring software, we have developed custom monitoring agents that measure key application parameters. This software enables us to provide high quality technical support.

COMPETITION

     The market for business-to-business e-commerce is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future. Barriers to entry are not substantial. We believe that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

     - quality and reliability of the e-commerce solution;

     - breadth and depth of product offerings;

     - brand recognition;

     - installed base of customers;

     - ease of use and convenience; and

     - speed of installation and operability

     We face competition from a diverse group of companies. Competition may come from providers of co-location or website hosting and related services, and providers of Internet systems integration and professional services such as CSC, EDS, IBM Global Services, Accenture and PriceWaterhouseCoopers. In addition, providers of various software products to our marketplace, such as Ariba, Commerce One, Oracle and SAP may expand their existing product offerings to be competitive with us in the future.

     Our current and potential competitors may develop superior e-commerce platforms that achieve greater market acceptance than our solution. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors can undertake more extensive marketing campaigns for their brands, products and services, adopt more aggressive pricing policies and make more attractive offers to customers, potential employees, distribution partners, commerce companies and third-party suppliers.

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

PROPRIETARY RIGHTS AND LICENSING

     Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. Although we do not have any registered trademarks, we rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Although we have patent applications pending, no patents have been issued to us, which may significantly limit our ability to protect the proprietary aspects of some of our technology.

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

     Our business involves the licensing of our technology to our customers and joint venture partners. Most licenses to our partners are exclusive within such partner's industry or business, thus limiting to some extent our ability to use and license our technology in the future. Pursuant to our existing licenses, we have made certain representations and warranties and agreed to indemnify our licensees against claims of infringement by third parties. Thus, we may be exposed to a significant risk of liability for intellectual property infringement claims by others. Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

GOVERNMENT REGULATION

     In addition to regulations applicable to businesses generally, we are or may be subject to direct regulation by governmental agencies, including those listed in the bullet points below, which includes numerous laws and regulations generally applicable to the chemical, pharmaceutical, controlled substances, human and biological reagents, medical and in vitro devices, nuclear chemical businesses and environmental spills, as well as U.S. import and export controls and import controls of other countries. As described above, we initiated a major restructuring in 2000 that will substantially change the Company's business. In December 2000 our Board of Directors decided to shut down its Chemdex and Promedix marketplaces, Chemdex effective March 31, 2001, and Promedix effective December 31, 2000. In addition, purchaser access to VWR, via the Chemdex Marketplace, will end on March 31, 2001. Finally, access to the SpecialtyMD website will be terminated on April 30, 2001; all other SpecialtyMD operations ceased by December 31, 2000. While this restructuring may limit future regulatory and product liability risks, until all statutes of limitation have expired, certain legal risks will remain.

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

     In addition to reviewing our past sales, during the period from May through July 1999, we conducted interviews with those suppliers that accounted for approximately 75% of prior sales. We chose to interview these suppliers because they are a representative cross-section of our suppliers that we believe may sell regulated products. Beginning in February of 2000, we updated and expanded those interviews by conducting additional discussions with our six suppliers in Canada. In both the domestic and foreign supplier interviews, we asked if they verify that the purchasers have the necessary federal licenses before making shipments and if they comply with applicable labeling and packaging requirements. We also asked the suppliers whether they were aware of any diversions or chemical spills, or of any past, pending or threatened fines, violations, penalties, litigation, complaints or investigations regarding their shipment of products to our customers. In the course of these discussions, the suppliers informed us that they have all of the appropriate governmental licenses and permits, and they routinely, as a matter of practice, verify whether the purchasers have the relevant licenses or permits, and comply with the labeling, packaging and intended use requirements. The suppliers also indicated that they are not aware of any diversions or past, pending or threatened fines, violations, penalties, litigation, complaints, proceedings or investigations regarding their shipment of products to our customers. However, some suppliers have had small spills and been subject to fines for these spills and for failure to provide information on hazards or health risks presented by products, but they could not identify whether orders to our customers were involved. Furthermore, we are unable to verify the accuracy of suppliers' statements that they have in the past complied, or will in the future comply, with laws applicable to these sales. In addition, we did not conduct investigations of all suppliers in the Chemdex database, and we do not have any current plans to do so. We could be significantly fined or exposed to significant civil or criminal liability, or suffer negative publicity, if these licensing, packaging, due diligence, labeling, informational and other regulatory requirements have not been fully met by our suppliers or by us.

     During the period from May through July 1999, we also reviewed the list of products in our current database to identify any products for which we may need a license or permit to sell. We identified approximately 14,000 of those products that may be regulated, and we have evaluated their status. They have either been removed from our database, or been flagged so that we will not in the future sell them, but instead will refer the purchasers of these flagged products directly to suppliers. In some instances, we have sought appropriate licenses or registrations enabling us to return certain products to the database. We cannot be sure that all regulated products requiring us to have a license to sell have been removed from, or flagged in, the database. In addition, new products that require us to obtain governmental licenses or permits may be inadvertently added to our database. However, we have instituted additional quality control procedures to routinely screen our growing database, as well as increase the scrutiny of new products proposed to be added to the database to eliminate those products for which we are required to have licenses or permits in order to sell or distribute the products. A regulatory compliance officer was hired in 1999 to oversee these matters, as well as the overall compliance of our Chemdex Marketplace.

     In February 2000, we acquired Promedix, which was not involved in the earlier reviews discussed above. As noted above, the Promedix marketplace was shut down on December 31, 2000, although some legal risks may endure, for example, until the relevant statutes of limitation have expired. Regarding sales by Promedix, we relied on suppliers to meet the various regulatory requirements applicable to the sale of these products, including specialty medical products regulated by the FDA. It is noteworthy that Promedix only conducted limited sales and that those sales were primarily to large hospitals or medical centers, which are qualified and knowledgeable with regard to the regulatory requirements and the use of the products. We sought to rely upon our suppliers by passing all regulatory responsibilities to them, and to obtain indemnification from suppliers in our agreements with them. However, the transfer of the applicable regulatory liabilities may have been inadequate, unclear or incomplete, the scope of the indemnification is limited and some suppliers may be unable or unwilling to indemnify or defend us in the future. We did not verify whether those suppliers have met all applicable regulatory requirements or that their compliance was adequate or sufficient to comply with all governmental requirements. We did, however, conduct limited interviews with three of Promedix's suppliers. While this survey was not exhaustive, it did indicate that the suppliers interviewed were knowledgeable about the relevant FDA and other regulatory requirements, and did, for example, file adverse event reports, maintain appropriate complaint reports, consistent with current Good Manufacturing Practice (GMP) regulations, as well as maintain other required records relating to sale and use of devices and products purchased through Promedix. If their compliance or ours is found by the FDA not to be sufficient to cover our sales activities, we could be subject to significant penalties or fines, significant civil or criminal liability as well as potential negative publicity. We could also be subjected to regulatory enforcement actions, fines and other liabilities, as well as product and revenue loss and recall costs, if the products are improperly manufactured, described, advertised on our website, represented, labeled, used or otherwise do not perform as expected. The events described above could seriously harm our business, revenues, results of operations and financial condition.

     The packaging, labeling, supply, sale and distribution of medical devices for clinical use was subject to direct governmental agency regulation, which included FDA laws and regulations generally applicable to medical supplies and healthcare businesses, as well as U.S. export controls and import controls of other countries, and included controls on the use and distribution of some specialty medical products. FDA laws and regulations included requirements that distributors of medical devices establish and maintain device complaint records and adverse event or incident reports for any written, electronic or oral complaint received pertaining to distributed medical devices, and that those reports are investigated pursuant to a documented protocol. FDA laws and regulations also included the requirement that distributors maintain records of distribution of certain medical devices and provide reports to device manufacturers for the purpose of tracking device distribution. Promedix relied on suppliers to meet all of these FDA requirements, but it may also have been required to do so itself. Promedix also relied on its suppliers to perform adequate due diligence to confirm that purchasers held all appropriate licenses needed to order, receive and use medical devices and also that purchasers complied with product labeling requirements and they were not otherwise diverting or misusing medical devices for purposes other than those set forth in any FDA-approved product labeling.

     Any failure to comply with applicable FDA laws and regulations could subject us to civil and/or criminal liability, regardless of whether our suppliers are maintaining FDA-required records. Regarding compliance with the various statutory and regulatory requirements that relate to our involvement in the sale of specialty medical products, there are, to our knowledge, currently no investigations, inquiries, citations, fines or allegations of violations, diversions or inappropriate use or noncompliance pending by government agencies or by third parties against us. It is possible that there may be investigations or allegations in the future. There is a risk that the FDA may not accept our reliance on Promedix's suppliers to satisfy any or all of the FDA's requirements for device distributors. Although any potential impact on us for noncompliance cannot be established, it could seriously harm our business, financial condition and results of operations, result in adverse publicity and could result in civil or criminal penalties and liabilities.

     In February 2000, we acquired SpecialtyMD. Access to the SpecialtyMD site will be terminated on April 30, 2001; all other operations ceased by December 31, 2000. The activities of SpecialtyMD were not a part of the earlier reviews discussed above. It is important to note that SpecialtyMD has never sold pharmaceuticals, medical devices, chemicals or substances triggering any FDA or other governmental regulation. Instead, SpecialtyMD provides a portfolio of medical specialty websites for specialist physicians. There is no litigation or past, pending, threatened or any alleged violation, fine, citation, inquiry, notice or regulatory enforcement action involving SpecialtyMD, relating to regulatory requirements, except as described herein. SpecialtyMD relies upon third parties and pharmaceutical or medical device companies, that provided the information on medical practices and product descriptions that it published on its website for accuracy and to avoid violating any regulatory requirements. SpecialtyMD had sought to clarify responsibilities and liabilities in both existing and future legal arrangements with providers and companies advertising their products on its website. SpecialtyMD also had sought to accompany the information it provided with appropriate disclaimers regarding its responsibility for the accuracy and content of third party information. However, these disclaimers and legal arrangements may not have been effective in transferring all liability for any misstatements, errors, defamation, libel, slander or other legal or regulatory liabilities that may arise from or be embedded in the information published by SpecialtyMD. Furthermore, it is possible that all legal and regulatory responsibilities cannot be transferred. It is possible that significant fines, penalties or judgments could result from the information provided and the activities of SpecialtyMD.

     Under the terms of our agreement with VWR, VWR provides support for the purchase of third-party, off-catalogue products, where purchasers may order products not listed in our database. As discussed above, after March 31, 2001 access via the Chemdex Marketplace to VWR will end although certain legal risks may endure until the relevant statutes of limitation have expired. The type and nature of all the products sold by VWR or that VWR may sell has not been ascertained. We cannot be sure that we have not sold or caused to be sold, or may not inadvertently sell or have sold or caused to be sold and shipped products for which we should have had the required governmental licenses or permits.

     We have also relied on our suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed to maintain the requisite records irrespective of the actions of the suppliers, or if either of us fails, in the future, to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then we may be held legally responsible, since we held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws.

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

     We intend to offer for sale products only to qualified purchasers. Unless we have the necessary licenses, permits, authorizations and approvals, or an exemption or exclusion applies, we do not intend to offer for sale or cause to be sold products that are, for example:

     - prescription or over-the-counter human or animal drugs that are regulated by the FDA;

     - radioactive materials that are regulated by the Nuclear Regulatory Commission or state and local governmental authorities unless we have appropriate licenses or permits;

     - biological products intended for the treatment of humans or animals, and that are regulated respectively by the FDA and U.S. Department of Agriculture (USDA);

     - pathogenic bacteria or viruses that may introduce any contagious or infectious disease of humans or animals and which are regulated by the Centers for Disease Control and Prevention and USDA as Select Agents;

     - controlled substances that are regulated by the Drug Enforcement Agency and whose distribution requires a registration;

     - products to be imported or exported (no products are currently exported) that are regulated by the U.S. Department of Commerce or other regulatory agencies;

     - explosive materials for which a license, permit, or authorization is required under Bureau of Alcohol, Tobacco and Firearms regulations;

     - ozone-depleting substances that are subject to production and importation bans under the Federal Clean Air Act and the Montreal protocol; and

     - certain polychlorinated biphenyls and asbestos-containing materials.

     We intend to continue to sell products for which we do not need a governmental license, permit, authorization or approval, or for which an exemption or exclusion applies, and will seek to comply, either directly or through our suppliers, with applicable local, state and federal laws and regulations governing the sale, packaging and labeling of these products, dispensing of information on health risks and hazards about a chemical and record keeping concerning these products. However, our suppliers and we may inadvertently fail to comply with applicable laws in the future. Noncompliance could seriously harm our business, results of operations and financial condition because of civil or criminal penalties and fines and negative publicity.

     For sales of VWR core products under our agreement with VWR and under agreements with a limited number of other suppliers, we act as a sales agent. In these situations, we do not take title to, or have possession of these suppliers' products. We rely on VWR and these other suppliers to comply with all applicable local, state and federal laws. Although we are acting as a sales agent for these suppliers and do not, in this situation, take legal title to, or possession of, these products, we may still be held liable if we cause to be sold regulated products to purchasers who lack required licenses to use, store and receive these products and if the suppliers of these products have failed to adequately comply with local, state or federal laws.

     Researchers and others who are not affiliated with an enterprise customer may have registered to purchase through our Chemdex Marketplace. Although we required unaffiliated users to provide information about themselves, we did not independently verify the accuracy of this information. Because we did not generally meet unaffiliated users in person or visit their work sites, we were even less able to gauge whether they had appropriate storage facilities, permits or licenses compared to enterprise customers with which we generally had some direct contact or knowledge of their reputations. Therefore, we cannot be sure that we will not inadvertently sell, or cause to be sold or delivered, products for which the purchasers lack appropriate local, state or federal licenses or permits or expertise or experience to handle or use these products. We may also be subject to significant civil or criminal penalties, fines or monetary judgments as well as negative publicity, if purchasers misuse or spill, or injure themselves or third parties with, the products purchased from us.

     Except as described in the next sentence, we are unaware of any current investigations, inquiries, citations, fines or allegations of violations or noncompliance relating to regulatory requirements pending by government agencies or by third parties against us. In February, 2001 we have received a subpoena from the U.S. Department of Justice, Drug Enforcement Administration, for certain billing, invoice, and shipping records concerning sales to an unaffiliated purchaser. It is also possible that there may be investigations or allegations we are not aware of or future investigations or allegations. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on us for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

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

EMPLOYEES

     As of February 1, 2001, we had 300 full-time employees, including 150 in research and development, 62 in sales and marketing, 36 in professional services and customer support and 52 in general and administrative functions. Of this number, 53 are associated with the Chemdex wind-down and will be terminated on or about March 31, 2001. We also employ independent contractors to support our engineering, marketing, sales and support, and administrative organizations.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the directors and executive officers of Ventro as of February 20, 2001.

               NAME                 AGE                         POSITION
               ----                 ---                         --------
David P. Perry....................  33       President, Chief Executive Officer and
                                             Director
Robin A. Abrams...................  49       Chief Operating Officer
James G. Stewart..................  47       Chief Financial Officer and Assistant
                                             Secretary
John Thorpe.......................  52       President and General Manager, Ventro Europe
Martha D. Greer...................  47       Vice President, Marketing
Brook H. Byers....................  55       Chairman of the Board
Jonathan D. Callaghan.............  32       Director
Jan Leschly.......................  60       Director
Naomi O. Seligman.................  67       Director
L. John Wilkerson.................  57       Director

     David P. Perry co-founded us in September 1997 and has served as our President, Chief Executive Officer and a director since September 1997. From December 1995 to April 1997, he co-founded and served in various positions, including Chief Executive Officer, of Virogen, Inc., a biotechnology company. Mr. Perry has also held various positions at Exxon Corporation, including Refinery Operations Supervisor from January 1994 to May 1995, financial analyst from March 1993 to January 1994, project manager from September 1992 to March 1993 and engineer from September 1990 to March 1992. Mr. Perry holds an M.B.A. from Harvard University and a B.S. in chemical engineering from the University of Tulsa.

     Robin A. Abrams joined us in June 1999 as our Chief Operating Officer. Prior to joining us, Ms. Abrams served as the President of Palm Computing Inc. and the Senior Vice President of 3Com Corporation from February 1999 to June 1999. Ms. Abrams served as the President of VeriFone Inc., a secure payment systems company and a subsidiary of Hewlett-Packard, from March 1998 to February 1999, and as the Vice President of the Americas of VeriFone from February 1997 to March 1998. From June 1996 to February 1997, Ms. Abrams was the Senior Vice President of Apple Computer, Inc. and the President of Apple Americas, and from December 1994 to June 1996, Ms. Abrams served as the Vice President and General Manager of Apple Asia. Ms. Abrams holds a B.S. in political science and history and a J.D. from the University of Nebraska. Ms. Abrams has announced that she will be leaving the Company effective March 31, 2001.

     James G. Stewart joined us in February 1999 as our Chief Financial Officer. Previously, Mr. Stewart served as the Chief Financial Officer of CN Biosciences, Inc., a chemical manufacturer and distributor, from June 1995 to March 1999, and the President of CN Corporation, the principal operating division of CN Biosciences, Inc., from March 1998 to March 1999. From April 1994 to April 1995, Mr. Stewart served as the Chief Financial Officer of Fightertown Entertainment, Inc., a virtual reality entertainment company. From November 1988 to April 1994, Mr. Stewart held various positions at Verteq, Inc., a semiconductor equipment company, including most recently as its Chief Financial Officer. Mr. Stewart was formerly an Audit Partner of Arthur Young & Co. Mr. Stewart holds a B.S. in business from the University of Southern California. Mr. Stewart has announced that he will be leaving the Company effective March 31, 2001.

     John Thorpe joined us in March 2000 as the President and General Manager, Ventro Europe. Prior to joining us, Mr. Thorpe held various positions at GE Information Systems and was the Corporate Vice President and President of Europe, the Middle East and Africa from 1997 to 1999, where he sat on the GE Chief Executives Council for Europe. Mr. Thorpe served as the Managing Director of International Network Services, a provider of solutions for complex enterprise networks, from 1994 to 1995. Mr. Thorpe holds a B.A. in business studies from Portsmouth University, England.

     Martha D. Greer joined us in January 1999 as our Vice President, Marketing in January 1999. Prior to joining us, Dr. Greer served as Vice President, Merchandise Management of Egghead, Inc., an online seller of computers and computer-related products, from January 1997 to November 1998. Dr. Greer was employed as an independent consultant from January to December 1996. From November 1992 to January 1996, Dr. Greer served in various positions at PC Connection, a computer direct marketing company, including Vice President, Product Management from September 1994 to January 1996, Vice President, Marketing from September 1993 to September 1994, Director, Marketing from May 1993 to September 1993 and Director, Business Development from November 1992 to May 1993. Dr. Greer holds a B.A. in linguistics from Macalester College and a Ph.D. in experimental psychology from Harvard University. Dr. Greer has announced that she will be leaving the Company effective February 28, 2001.

     Brook H. Byers has served as one of the directors of Ventro since May 1998 and as Chairman of the Board since March 1999. Mr. Byers is a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm which he joined in 1977. He was the founding president and chairman of six lifesciences companies:
Hybritech Inc., IDEC Pharmaceuticals Corporation, InSite Vision Inc., Argonaut Technologies, Inc., and Ligand Pharmaceuticals Inc. Mr. Byers currently serves as a director of drugstore.com and a number of privately held technology companies. Mr. Byers serves on the Board of Directors of the University of California, San Francisco Foundation and the California Healthcare Institute. Mr. Byers holds a B.S. in electrical engineering from Georgia Institute of Technology and an M.B.A. from the Stanford Graduate School of Business.

     Jonathan D. Callaghan has served as one of our directors since September 1997. Mr. Callaghan has been a general partner of CMG@Ventures, a venture capital firm, since September 1997. Previously, from June 1991 to June 1995, Mr. Callaghan was an associate of Summit Partners, a venture capital firm. Mr. Callaghan also serves as a director of Vicinity Corporation. Mr. Callaghan holds a B.A. in government from Dartmouth College and a M.B.A. with distinction from Harvard University.

     Jan Leschly has served as one of our Directors since April 2000. Mr. Leschly has served as Chairman and Chief Executive Officer of Care Capital LLC, a venture capital firm, since October 2000. Previously, from April 1994 to April 2000, he served as a Director and President and Chief Executive Officer of SmithKline Beecham Corporation. Mr. Leschly currently serves as a director of American Express Company, Viacom, Inc. and Maersk Group (Denmark). Mr. Leschly holds a B.S. in Pharmacy from the Copenhagen College and a B.S. in Business Administration from the Copenhagen School of Economics and Business Administration.

     Naomi O. Seligman has served as one of our directors since June 1999. Ms. Seligman is a senior partner of Cassius Advisors, an e-commerce consulting firm since 1998. She is a co-founder and has served as a senior partner of the Research Board, Inc., an information technology research group since 1975. Ms. Seligman currently serves as a director of Sun Microsystems, Exodus Communications and The Dun and Bradstreet Corporation, John Wiley & Sons, Inc. and Martha Stewart Living Omni-media. Ms. Seligman holds a B.A. in economics with high honors from Vassar College and a M.B.A. from the London School of Economics.

     L. John Wilkerson has served as one of our directors since March 1999. Dr. Wilkerson is a co-founder and has been a general partner of Galen Partners, a venture capital firm, since May 1990, and has been a consultant to The Wilkerson Group, a health care products consulting firm, since May 1996. Previously, Dr. Wilkerson served as a Vice President of Smith Barney. He is currently a director of Stericycle, Inc. Dr. Wilkerson holds a B.S. in plant science from Utah State University and a M.S. and Ph.D. in economics from Cornell University.

ITEM 2. PROPERTIES

     Our executive, administrative and operating offices are located in approximately 107,000 square feet of leased office space located in Mountain View, California under a lease expiring in February 2005. We also have approximately 34,000 square feet in Palo Alto, California pursuant to a lease that expires in December 2003. In November 1999, the Company entered into a sublease agreement for the Palo Alto facilities which commenced on December 1, 1999 and will end on December 31, 2003. The Company also maintains sales offices in Cambridge, Massachusetts, Bedminster, New Jersey, and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     We recently received correspondence from Broadlane, Inc., one of our marketplace customers, asserting that we are in breach of our technology and services agreement. Broadlane has stated its belief that we have failed to provide the technology required to operate the Broadlane marketplace in the manner and within the time frame established in the technology and services agreement. Our management has had extensive discussions with Broadlane in an effort to address these concerns, and believes it is in both companies' best interest to settle this dispute quickly and amicably. We believe that any settlement of our disagreement with Broadlane will involve termination of all agreements between the parties, resulting in severance of Broadlane's customer relationship with us, and may also involve the transfer or repurchase of our common stock interest in Broadlane. There can be no assurance that we will be able to settle this dispute on terms that are acceptable to us and, if we are unable to settle the matter, there is a likelihood that the parties would resort to litigation.

     On November 15, 2000, a former stockholder of Promedix filed a complaint against us, Promedix and certain other parties in the Superior Court of California, County of Los Angeles alleging, among other things, that we had negligently failed to exchange his shares of Promedix stock for shares of Ventro common stock on a timely basis, causing him damages resulting from a decline in our stock price in the intervening time between the submission of his Promedix shares for exchange and his receipt of our shares. The complaint did not specify the amount of damages sought by the plaintiff, but instead seeks general, special and punitive damages. We filed a motion to dismiss all the plaintiff's claims on February 5, 2001 and believe we have meritorious defenses against all claims asserted. However, it is impossible at this early stage in the litigation for us to predict the outcome of such litigation.

     In December 1999, Fisher Scientific International and Fisher Scientific Company, LLC ("Fisher") filed a complaint in the Supreme Court of the State of New York, King's County against one of its former employees, Bruce Sobel and Chemdex seeking to enjoin Sobel's employment by Chemdex and seeking $2,000,000 in compensatory and punitive damages from Chemdex for alleged tortious interference with Fisher's contractual relationship with Sobel. In September 2000, Fisher amended its complaint to add additional causes of action including misappropriation of trade secrets and unfair competition. Sobel was terminated by Chemdex in December 2000; however, Fisher has advised us that it intends to pursue its claim against us for damages and attorney's fees. Because the case is still in the discovery phase, we cannot predict the outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Price Range of Common Stock

     Our common stock was traded on the Nasdaq National Market under the symbol "CMDX" starting on July 27, 1999 and has been traded under the current symbol "VNTR" since March 1, 2000. Prior to July 1999, there was no public market for our common stock. The following table shows the high and low sale prices of the Company's common stock as reported by the Nasdaq National Market for the periods indicated.

                                                            COMMON STOCK PRICE
                                                            -------------------
                                                              HIGH        LOW
                                                            --------    -------
(Price Range of Common Stock)
Year Ended December 31, 2000
  First Quarter...........................................  $243.50     $51.13
  Second Quarter..........................................  $ 59.50     $14.00
  Third Quarter...........................................  $ 26.88     $ 8.13
  Fourth Quarter..........................................  $ 12.02     $ 0.59
Year Ended December 31, 1999
  Third Quarter (from July 27, 1999)......................  $ 34.88     $15.13
  Fourth Quarter..........................................  $143.00     $29.44

     On February 16, 2001, the last reported sales price of our common stock on the Nasdaq National Market was $1.63 per share. As of February 1, 2001, there were approximately 54,000 stockholders of record of our common stock.

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in this document. The following balance sheet data as of December 31, 2000 and 1999 and the selected consolidated statements of operations data for years ended December 31, 2000, 1999 and 1998 have been derived from audited consolidated financial statements included elsewhere in this document. The consolidated balance sheet data as of December 31, 1998 and 1997 and the consolidated statements of operation data for the period from inception (September 4, 1997) through December 31, 1997 have been derived from audited consolidated statements not included in this document. The selected Consolidated Statement of Operations Data data has been restated to reflect the Chemdex and Promedix businesses as discontinued operations. Historical results are not necessarily indicative of results that may be expected for future periods. See Note 2 of Notes to our Consolidated Financial Statements that explains how shares used in computing basic and diluted net loss per share were determined.

                                                                              PERIOD FROM INCEPTION
                                                                                  (SEPTEMBER 4,
                                                     YEAR ENDED                       1997)
                                                    DECEMBER 31,                     THROUGH
                                          --------------------------------         DECEMBER 31,
                                            2000         1999       1998               1997
                                          ---------    --------    -------    ----------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA(1):
Loss from continuing operations.........  $ (93,536)   $ (5,421)   $(1,051)           $ (121)
Basic and diluted loss per share from
  continuing operations.................      (2.16)      (0.35)     (0.59)            (0.07)
Loss from discontinued operations.......   (524,561)    (43,152)    (7,437)             (283)
Basic and diluted loss per share from
  discontinued operations...............     (12.12)      (2.82)     (4.20)            (0.17)
Net loss................................   (618,097)    (48,573)    (8,488)             (404)
Basic and diluted net loss per share....  $  (14.28)   $  (3.17)   $ (4.79)           $(0.24)
Weighted average common shares
  outstanding -- basic and diluted......     43,298      15,322      1,772             1,704

                                                                 AS OF DECEMBER 31,
                                                      ----------------------------------------
                                                        2000        1999       1998      1997
                                                      --------    --------    ------    ------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash, and
  short-term investments............................  $192,022    $103,095    $5,990    $1,346
Working capital.....................................   158,352      82,130     4,489     1,116
Total assets........................................   257,308     163,933     8,168     1,728
Long term obligations...............................   250,206         494        --         6
Total liabilities...................................   304,381      38,914     1,820       280
Total stockholders' equity (deficit)................   (47,073)    125,019     6,348     1,448

---------------
(1) We did not have revenue from continuing operations for any period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where in any forward-looking statement we or our management express an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

PRESENTATION OF FINANCIAL INFORMATION

     In the quarter ended December 31, 2000, Ventro decided to restructure and shut down its two wholly owned marketplaces, Chemdex and Promedix. Accordingly, results of continuing operations for Ventro for the years ending December 31, 2000, 1999 and 1998 have been restated to exclude the results of operations of Chemdex and Promedix. The results of operations for Chemdex and Promedix have been accounted for as discontinued operations.

OVERVIEW

     Ventro Corporation (the "Company" or "Ventro" or "We"), formerly known as Chemdex Corporation, is a technology and service provider to business to business ("B2B") marketplaces. Ventro offers a variety of products and services through our marketplace solutions that give companies developing online B2B marketplaces the power to transition from concept to liquidity and profitability by integrating third party technology and software, hosting services, consulting services and marketplace development services.

     During 2000 the Company operated two wholly owned marketplaces, Chemdex and Promedix, and provided technology and services to four minority owned marketplaces. In the quarter ended December 31, 2000, Ventro announced that it was restructuring and would discontinue operations of both Chemdex and Promedix. Aggregate non-recurring charges of approximately $386.1 million were recorded for the year ended December 31, 2000 in connection with restructuring and discontinued operations.

     Ventro is now focused on providing technology and services as a Marketplace Service Provider to its existing four minority owned marketplace customers and new marketplace customers. Ventro does not expect to own significant equity interests in new marketplace customers. Technology and services provided to our four existing minority owned marketplaces are generally provided at cost, and do not result in revenues being recorded. Amounts related to billed and collected costs of services provided are recorded by Ventro as offsets to related operating expenses incurred. The Company anticipates providing additional technology and services as requested by existing marketplaces, but does not anticipate that billings for such services will result in future revenues.

     The Company anticipates that contracts with new marketplace customers will provide for billings and revenues in connection with technology and services provided in the design, building, launching and operations of marketplaces. Ventro will record revenue for new marketplace customers in accordance with the terms of the individual customer contract. Revenues will be recorded when the Company provides technology and services in accordance with the agreement, the price of the services is fixed or determinable, all contracted services have been delivered, significant contractual milestones have been achieved, contractual contingencies have been eliminated, customer acceptance criteria have been met, and payment is reasonably assured. Amounts billed and cash received in excess of revenue recognized will be included as a customer advance.

     Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design and development of our technology. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and promotional expenses. General and administrative expenses consist primarily of salaries and benefits of our administrative personnel and fees for outside professional advisors.

     We intend to continue to invest in research and development and new technologies to develop new services and further enhance our offerings. In addition, an important part of our strategy is to build our sales, technical and operational resources.

     We believe success requires expanding our customer base, moving into new locations, achieving anticipated levels of utilization of our leased third-party data center space and technology infrastructure, providing a high level of customer service and being able to scale our capabilities through automation technology. We expect to continue to incur net losses both on a quarterly and annual basis for the foreseeable future. Our operating expenses are based in part on our expectations of future revenue and are relatively fixed in the short term. As such, a delay in the recognition of revenue or offsets of gross costs from one or more contracts could cause variations in our operating results from quarter to quarter and could result in greater net losses in a given quarter than expected.

EFFECTS OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

     The various interests that we have acquired in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within our Consolidated Financial Statements. All significant inter-company accounts and transactions are eliminated.

     Equity Method. Companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies is included in the equity income (loss) section of the Consolidated Statements of Operations.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. The Company periodically evaluates the carrying value of its investments for impairment.

RESULTS OF OPERATIONS

     The following table sets forth items from our consolidated statement of operations (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000         1999       1998
                                                             ---------    --------    -------
Operating Expenses:
  Research and development.................................  $  35,030    $     --    $    --
  Sales and marketing......................................     24,256          --         --
  General and administrative...............................      6,599       7,925      1,304
  Restructuring and other charges..........................      4,891          --         --
  Amortization of deferred stock based compensation........        532         491         55
                                                             ---------    --------    -------
          Total operating expenses.........................     71,308       8,416      1,359
                                                             ---------    --------    -------
Operating loss.............................................    (71,308)     (8,416)    (1,359)
Interest expenses..........................................    (12,813)       (168)        (2)
Interest income and other, net.............................     14,242       3,163        310
Gain on investment.........................................     29,240          --         --
Loss on investment in strategic partners...................    (22,268)         --         --
Write-down of investment...................................    (10,000)         --         --
Equity loss................................................    (20,629)         --         --
                                                             ---------    --------    -------
Loss from continuing operations............................    (93,536)     (5,421)    (1,051)
Discontinued operations:
  Loss from discontinued operations, net of income tax.....   (186,466)    (43,152)    (7,437)
  Loss on disposal, net of income taxes....................   (338,095)         --         --
                                                             ---------    --------    -------
Loss from discontinued operations..........................   (524,561)    (43,152)    (7,437)
                                                             ---------    --------    -------
Net Loss...................................................  $(618,097)   $(48,573)   $(8,488)
                                                             =========    ========    =======

     Revenues. Ventro has generated no revenues from the Company's service operations to date; revenues were derived primarily from product sales through the Chemdex and Promedix Marketplaces, and their operations have been discontinued. The Company anticipates that any contracts that the Company may enter into with new marketplace customers will provide for billings and revenues in accordance with the terms of the contracts.

     Research and Development. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software in support of our marketplace customers. Research and development expenses from continuing operations were $35.0 million during fiscal 2000. Research and development expenses in 1999 and 1998 related to operations that were discontinued in December 2000.

     We believe that our success is dependent in large part on continued enhancement and development of our marketplace provider solution. Accordingly, we will continue to enhance and improve our Internet-based purchasing solution as well as develop and introduce new solutions and services as we transition to becoming a marketplace service provider.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as, payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management. Sales and marketing expenses from continuing operations were $24.3 million during 2000. Sales and marketing expenses in 1999 and 1998 related to operations that were discontinued in December 2000.

     General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and lease expenses. General and administrative expenses from continuing operations decreased to $6.6 million in 2000 from $7.9 million in 1999 due to lower headcount and cost recoveries from vertical investments. General and administrative expenses from continuing operations increased to $7.9 million in 1999 from $1.3 million in 1998 due to increased headcount and related expenses.

     Amortization of Deferred Stock-Based Compensation. The Company recorded deferred compensation for options granted in fiscal year ended December 31, 1998 and 1999, for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with FASB Interpretation No. 28. As of December 31, 2000 the Company had recorded aggregate deferred stock compensation of $8.7 million, $6.6 million of which was associated with discontinued operations. The deferred stock compensation is being amortized over the vesting periods of the stock options. The Company recognized $532,000, $491,000 and $55,000 in stock compensation expense from continuing operations during the years ended December 31, 2000, 1999 and 1998, respectively. The total charges to be recognized in future periods from amortization of deferred stock compensation from continuing operations as of December 31, 2000 are anticipated to be approximately $532,000, $477,000 and $41,000 for 2001, 2002, 2003, respectively.

     Restructuring. Ventro recorded a $4.9 million restructuring charge in 2000. This charge was reported as a component of net loss from continuing operations. The charge included $320,000 and $990,000 of cash and non-cash charges, respectively, for layoffs of employees in addition to approximately $3.3 million of non-cash charges for property and equipment associated with development projects that were cancelled and $280,000 for other expenses. Substantially all of the cash charges related to the restructuring were paid in the fourth quarter of 2000.

     Interest Expense. Interest expense increased to $12.8 million for 2000 from $168,000 in 1999 and $2,000 in 1998. Interest expense consists primarily of interest related to the convertible subordinated notes, financed equipment and other financing arrangements. Interest on the subordinated notes of approximately $7.5 million is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2000. The deferred offering costs of the notes are being amortized as interest expense ratably over the term of the notes.

     Interest Income and Other. Interest income and other, net, increased to $14.2 million for 2000 from $3.2 million and $310,000 for 1999 and 1998, respectively. Interest income and other, net has been derived primarily from earnings on investments in cash equivalents and short-term investments. Interest increased during 2000 and the second half of 1999 due to increased cash, cash equivalents and short-term investments resulting from the net proceeds of the Company's initial public offering on July 27, 1999 and the offering of 6% convertible subordinated notes in March 2000.

     Provision for Income Taxes. We incurred net losses and accordingly did not record a provision for income taxes for any of the periods presented. At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $212.0 million. These net operating loss carryforwards will expire at various dates beginning in 2012 through 2020 if not utilized. Certain future changes in our share ownership, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history.

     Net loss from continuing operations. As a result of the changes described above, the net loss from continuing operations was $93.5 million in 2000.

     For the year ended December 31, 2000, $3.3 million of the amounts billed and collected from marketplace companies were offset against gross operating expenses. An additional $5.0 million of amounts billed and collected were not offset but were deferred pursuant to acceptance provisions of a service agreement with MarketMile.

  Discontinued Operations

     In December 2000, the Company's Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company's life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD is expected to be completed no later than March 31, 2001.

     Earlier in 2000, the Company had acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was
12.1 million shares of the Company's common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company's common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets, comprised of $317.1 million related to the Promedix and SpecialtyMD acquisitions and an additional $9.6 million related to certain Chemdex contracts.

     No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented. Revenues from discontinued operations were $99.3 million, $30.8 million and $29,000 for 2000, 1999 and 1998, respectively. Gross profit from discontinued operations was $5.7 million, $1.5 million and $7,000 for 2000, 1999 and 1998, respectively. The Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") and Emergency Issues Task Force 99-19 ("EITF 99-19"), "Recording Revenue Gross as a Principal versus Net as an Agent" in the fourth quarter of 2000. The adoption of SAB 101 and EITF 99-19 did not change the Company's revenue reporting because Chemdex and Promedex act as principals purchasing products from their suppliers and then reselling them to their customers. Chemdex and Promedix assume the risks and rewards of ownership and, consequently, the Company included gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues of discontinued operations. The loss on disposal principally includes the write-off of intangibles of $326.7 million, severance pay, write down of equipment to its estimated recoverable amounts of $1.8 million, and accruals for estimated liabilities and estimated operating losses of $5.7 million during the phase out period for the discontinued businesses.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to Ventro's initial public offering in July 1999 we funded our operations primarily by the private sale of our equity securities, through which we raised approximately $45 million. In July 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $117.4 million. In April 2000, we completed an offering of 6% convertible subordinated notes and realized net proceeds of $242.5 million. As of December 31, 2000, our principal sources of liquidity included approximately $192.0 million of cash, cash equivalents, short-term investments and restricted cash as well as $3 million in equipment financing arrangements.

     Net cash used in operating activities totaled $138.9 million for the year ended December 31, 2000. The net cash used in operating activities during this period was primarily due to net losses, which were partially offset by non-cash charges of depreciation and amortization of deferred compensation, amortization and write-downs of intangible assets, and increases in accounts payable, accrued expenses and accrued compensation.

     Net cash used in investing activities totaled $39.8 million for the year ended December 31, 2000. The Company had cash purchases of $26.3 million of computer equipment, computer software, office furniture and leasehold improvements during 2000 for continuing operations. In addition, during 2000 the Company had net sales and maturities of $14.8 million of short-term investments.

     Net cash provided by financing activities was $248.1 million for the year ended December 31, 2000. Net cash provided by financing activities during 1999 resulted primarily from the sale of preferred stock and proceeds from our initial public offering. Cash from financing activities during 1998 resulted primarily from the sale of preferred stock. Net cash provided by financing activities during 2000 resulted primarily from the offering of 6% convertible subordinated notes in March.

     In December 2000, we announced a plan to restructure our business by shutting down our wholly owned marketplaces, Chemdex and Promedix in order to focus on our a business model. Under the new model, Ventro plans to generate billings and revenues as a Marketplace Service Provider, providing technology and services to its four existing minority owned marketplace customers, as well as to new marketplace customers. In connection with this restructuring, the Company also plans to reduce its current level of operating expenses by reducing marketing efforts, terminating or restructuring existing marketing arrangements and reducing current employee and contractor staffing levels.

     The Company's restructuring plan and the shutdown of Chemdex and Promedix were designed to lower our current level of operating expenses by reducing its marketing efforts, terminating or restructuring existing marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the shutdown of Chemdex and Promedix and other Ventro restructuring will reduce the Company's cash operating expenses, the Company's ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of its new business plan, and signing of new marketplace customers. There can be no assurance that we will be successful in signing customers or in billing existing or future customers adequate amounts for technology and services provided, or reducing operating expenses in the future. The inability to successfully implement the restructuring and cost reduction measures could have a material adverse effect upon the Company's ability to successfully transition to our new business plan and to remain in business.

     On February 19, 2001, our Board of Directors authorized us to commence a tender offer for all of our outstanding convertible subordinated notes. The tender offer for the notes will be made at $270 in cash per $1,000 principal amount, plus accrued and unpaid interest up to, but not including, the date of payment. The purpose of the tender offer is to retire all of the outstanding notes in order to reduce our annual interest expense and eliminate the need to repay or refinance the notes at maturity in 2007.

     We currently anticipate that cash, cash equivalents and short-term investments at December 31, 2000, together with our equipment lease lines and taking into account the cash that will be needed to repurchase our convertible subordinated notes, will be sufficient to meet our anticipated cash needs for working capital, and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other arrangements to fund operations and potential acquisitions, if any, over a long-term basis until we achieves profitability, if ever. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company will be required to adopt for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material impact on its financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

     In March 2000, the EITF published its consensus on EITF No. 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on their own hardware or contract with another party unrelated to the vendor to host the software. Ventro has historically treated its hosted services as service arrangements, which is in accordance with the guidance contained in this pronouncement. Our hosting arrangements generally do not provide customers with the contractual right to take possession of the software.

RISK FACTORS

     An investment in our securities involves significant risks, including those described below. These risks relate to our new business model, our ability to generate revenues and gain operating efficiencies, our history of losses, our high debt level, our ability to hire and retain key personnel, our reliance on the technology of others, the possible delisting of our common stock, the need to respond to rapid technological change, possible claims against us for products liability or failure to comply with government regulations and our need to raise new capital to expand.

     Our actual results may differ materially from those expressed in any forward-looking statement as a result of certain factors, including but not limited to those set forth below and included in other portions of this document.

RECENTLY, WE HAVE MADE A SUBSTANTIAL CHANGE IN OUR BUSINESS MODEL AND SHUT DOWN THE BUSINESSES THAT HAD PROVIDED ALL OF OUR REVENUES SINCE INCEPTION.

     In December 2000, we initiated a major restructuring that will substantially change our business. The Board of Directors decided to shut down the Chemdex and Promedix marketplaces, laid off 235 employees and restructured certain Ventro operations. For the year ended December 31, 2000, the loss from discontinued Chemdex and Promedix operations aggregated $524.6 million, and we recorded charges of $37.2 million related to Ventro restructuring and write-off of certain Ventro investments. The Chemdex and Promedix marketplaces were the source of all of our revenues since inception. In the future, Ventro will seek to provide technology and services to marketplaces that are owned by others. To date, we have not finalized our product offering or pricing or begun providing services to any marketplace in which we are not an equity owner. There can be no assurance that we will be successful in obtaining new marketplace customers at all, or on terms that will permit us to achieve profitability in the future.

OUR RESTRUCTURING MAY NOT SUCCESSFULLY REDUCE OPERATING EXPENSES.

     Our restructuring plan and the shutdown of Chemdex and Promedix were designed to lower our current level of operating expenses by reducing our marketing efforts, terminating or restructuring existing marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the shutdown of Chemdex and Promedix and other Ventro restructuring will reduce cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our new business plan, and signing of new marketplace customers. As of December 31, 2000, we had working capital of $158.4 million and had an accumulated deficit of $675.6 million. During 2000 we used cash in operating activities of $138.9 million, purchasing $26.3 million of equipment for continuing operations and invested $29.8 million in marketplace companies. We can provide no assurance that we will be successful in implementing our new business plan or reducing our operating expenses in the future. Our inability to successfully implement the restructuring and cost reduction measures could have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business.

WE HAVE A LIMITED OPERATING HISTORY, AND OUR MARKETPLACE SERVICE PROVIDER MODEL IS NEW AND UNPROVEN WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

     The success of our marketplace service provider model is based on securing new independent marketplace customers. This business model is new and not proven and depends upon our ability, among other things, to:

     - acquire and deploy a sufficient number of customers to achieve profitability;

     - develop and market solutions that achieve broad market acceptance by our customers and their marketplace users;

     - successfully provide high levels of service quality to our existing customers as we expand the scale of our business;

     - develop new technology and service offerings that complement our existing offerings;

     - reduce the costs of many of the processes required to deploy and support our customers;

     - extend our technology to support a wide range of hardware and software to meet the needs of a large range of customers with a variety of needs;

     - forecast the amount of leased third-party data center space and infrastructure that we will require in order to accommodate customer growth;

     - acquire or license third-party technologies and services that we require to deliver our services;

     - overcome publicity related to our public announcements of the shutdown of our Chemdex and Promedix marketplaces, and potentially harmful publicity if current minority-owned marketplaces commence litigation against us or otherwise express dissatisfaction with our products and services, that may adversely affect potential customers' willingness to use our services; and

     - acquire marketplace customers operating in industries we have not served to date and provide them quality services.

     We may not successfully address these risks. If we do successfully address these risks, additional risks related to factors that are outside our control may prevent us from realizing sufficient revenues or profit margins to reach or sustain profitability. For example, existing and future marketplace customers may be unsuccessful in convincing users to adopt Internet-based purchasing solutions. Our marketplace customers may experience difficulties because of users' comfort with existing information gathering and purchasing habits, existing direct supplier relationships, the costs and resources required to switch purchasing methods, and the need for products and product information not offered through marketplaces. Marketplaces may experience problems with users as a result of security and privacy concerns, general reticence about technology or the Internet or the failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability.

WE MAY BE UNSUCCESSFUL IN EXECUTING ON CURRENT MARKETPLACE CUSTOMER CONTRACTS, AND MAY BE UNSUCCESSFUL IN NEGOTIATING CONTRACTS WITH NEW MARKETPLACE CUSTOMERS THAT ALLOW US TO BILL AND COLLECT FOR OUR SERVICES.

     The nature of technology and services provided by us does not allow us to readily define services to be performed, products to be delivered and criteria for ensuring that our customers are satisfied with the technology that we provide and the services that we perform. Our ability to deliver services to our existing marketplace customers, bill for these services and collect amounts billed is, in part, dependent upon the interpretation of existing contractual language. We have experienced disputes with existing marketplace customers, and anticipate future contractual disputes, primarily related to billings for, and delivery of, technologies or services not specifically defined or priced under existing contractual language. In addition, the competitive marketplace for our services, size of potential marketplace customers, and early stage of our product and the market will make contractual negotiations difficult with potential new marketplace customers. There can be no assurance that we will be successful in negotiating contracts with new marketplace customers that will allow us to profitably deliver services under the contract, bill for such services, ultimately collect amounts that are billed, and record revenues.

OUR AGREEMENTS WITH MARKETMILE REQUIRE US TO PAY PENALTIES AND PROVIDE CREDITS IF WE FAIL TO MEET CERTAIN PERFORMANCE CRITERIA.

     The Company's agreements with MarketMile provide certain uptime and performance guarantees regarding the quality of our services. Our scheduled uptime guarantee assures MarketMile that, except during scheduled maintenance windows or during service outages or degradations caused by MarketMile, outages to its Internet operations will be repaired within specified time limits. Our performance guarantee assures MarketMile that if the responsiveness of Internet operations falls below mutually agreeable levels, we will restore the site to the appropriate levels within specified time limits. If we fail to meet these guarantees, we may be required to credit a percentage of the fees paid for our services, generally up to a maximum of 100% of all service fees accrued in the month of the outage. In addition, our contract with MarketMile provides a minimum pool of $5.0 million in damages in the event the Company fails to achieve certain defined contractual performance milestones. As of December 31, 2000 the Company has not issued any credits to MarketMile, or other marketplace customers, in connection with system uptime or performance. At December 31, 2000, the Company had recorded approximately $5.0 million of billings to MarketMile as a customer advance. These billings will not be reflected as reductions of operating expense by the Company until such time as all contractual milestones with MarketMile have been successfully achieved, and uncertainty regarding potential penalty provisions has been eliminated.

WE HAVE A HISTORY OF LOSSES, NO SIGNIFICANT REVENUES, EXPECT TO CONTINUE TO INCUR SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER BE PROFITABLE.

     We have not generated any revenues from our marketplace service operations to date. We have derived revenues solely from product sales through our Chemdex and Promedix marketplaces, and their operations have been discontinued. In addition, services provided to our two existing minority-owned marketplace customers have been provided at cost and amounts billed and collected have been reflected as reductions of related operating expenses. Therefore, it is unlikely that we will recognize any revenue in the future related to these marketplaces. It is anticipated that contracts with new marketplace customers will provide for billings and revenues in accordance with the terms of the contracts, although there is no assurance that the Company will be successful in identifying new customers, or negotiating commercially acceptable contractual provisions that will allow recording of revenues. Accordingly, we have little basis upon which to predict future operating results. We have spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. Our net losses in each of the three years ended December 31, 2000 were $8.5 million, $48.6 million, and $618.1 million. As of December 31, 2000, we had stockholders' deficit of $47.1 million. There can be no assurance that we will ever be profitable.

ONE OF OUR CURRENT MARKETPLACE CUSTOMERS IS DISSATISFIED WITH OUR PRODUCT AND MAY COMMENCE LITIGATION.

     We entered into a technology and services agreement with Broadlane in 1999. The contract set forth a timetable for providing functionality and establishing a marketplace to provide e-commerce solutions for the high-volume, hospital and medical supplies market. Broadlane and its majority shareholder, Tenet Healthcare, have informed the Company that they are dissatisfied with the Company's e-commerce solution. As a result, Broadlane and Tenet have told the Company that they will seek termination of the technology and services agreement and rescission of the issuance of Broadlane shares to the Company. If either of these events were to occur, the Company's financial position would be harmed and its opportunity to seek additional customers could be impaired.

WE ARE A HIGHLY LEVERAGED COMPANY.

     In April 2000, we incurred $250 million of indebtedness in connection with the sale of our convertible subordinated notes. The annual interest payments on the notes are $15 million. Our cash on hand is significantly less than the face amount of the notes, and the Company during 2000 used $142.0 million more cash in operations than it generated. Accordingly, we need to generate substantial amounts of cash from operations to fund interest payments and to repay the principal amount of this debt when it matures, while at the same time funding our working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. The notes could be declared immediately due and payable if we do not make timely interest payments. If we cannot meet our debt obligations, we may not be able to develop and sell new products and services, respond to changing economic conditions adequately or otherwise fund our business.

WE HAVE RECENTLY LOST THE SERVICES OF FOUR SENIOR EXECUTIVE OFFICERS.

     Robin Abrams, our Chief Operating Officer, James Stewart, our Chief Financial Officer, and Martha Greer, our Vice President of Marketing, have notified the Company they will be leaving on or before

March 31, 2001. Additionally, in December 2000 Pierre Samec, who had previously served as our Chief Information Officer and had most recently served in a consulting capacity with us, resigned his position. These individuals have been key to the management and operation of our business, and if we are unable to hire qualified personnel, or promote existing personnel, to replace them, our business will be adversely affected.

OUR FINANCIAL PERFORMANCE AND WORKFORCE REDUCTION MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

     In connection with the transition to our new business model and in order to reduce our cash expenses, in December 2000 we announced the shutdown of our Promedix and Chemdex marketplaces and related workforce reductions. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

     Additionally, in order to successfully implement our marketplace service provider model, we will need to hire new personnel. Specifically, our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers' organizations. Because the market for our services is new, many prospective customers are unfamiliar with the services we offer. As a result, our sales effort requires highly trained sales personnel. We need to expand our marketing and sales organization in order to increase market awareness of our services to a greater number of organizations and, in turn, to generate increased revenue. To meet this need we are in the process of developing our direct sales force, and we require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training in our infrastructure services. In addition, we must continue to develop our marketing channels. If we are unable to continue to expand our sales operations, retain our current employees and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from generating revenue and achieving and maintaining profitability.

IF OUR COMMON STOCK PRICE FALLS BELOW AND REMAINS UNDER $1.00, OR IF WE OTHERWISE FAIL TO COMPLY WITH NASDAQ RULES, OUR COMMON STOCK IS LIKELY TO BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD ELIMINATE THE TRADING MARKET FOR OUR COMMON STOCK.

     If the market price for our common stock falls and remains below $1.00 per share, our market capitalization falls and remains below $35 million or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be deemed to be penny stock. During 2000, our common stock traded below $1.00 per share, and on February 16, 2001 the closing price was $1.63. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

WE ARE HIGHLY DEPENDENT ON INTELLECTUAL PROPERTY AND EXPOSED TO LEGAL LIABILITY FOR INFRINGEMENT.

     Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. Although we do not have any registered trademarks, we rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Although we have patent applications pending, no patents have been issued to us, which may significantly limit our ability to protect the proprietary aspects of some of our technology.

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

     Our business involves the licensing of our technology to our customers and joint venture partners. Most licenses to our partners are exclusive within such partner's industry or business, thus limiting to some extent our ability to use and license our technology in the future. Pursuant to our existing licenses, we have made certain representations and warranties and agreed to indemnify our licensees against claims of infringement by third parties. Thus, we may be exposed to a significant risk of liability for intellectual property infringement claims by others. Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

WE ARE HIGHLY DEPENDENT ON PRODUCTS LICENSED OR PURCHASED FROM THIRD PARTIES.

     As part of our normal operations, we purchase, license or lease software, hardware and networking products from third party commercial vendors. We obtain most of our components from third parties on a purchase order basis. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our services until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenues. Some of the key components of our services are available only from sole or limited sources. For example, only hardware manufactured by two vendors is compatible with the Solaris operating system, which is a key component of our infrastructure. Further, to the extent that the vendors from whom we purchase these products increase their prices, our gross margins could be negatively affected.

     Our business involves the licensing of our technology to our customers and joint venture partners. Most licenses to our partners are exclusive within such partner's industry or business, thus limiting to some extent our ability to use and license our technology in the future. Pursuant to our existing licenses, we have made certain representations and warranties and agreed to indemnify our licensees against claims of infringement by third parties. Thus, we may be exposed to a significant risk of liability for intellectual property infringement claims by others. Claims that we are infringing the intellectual property of others or the misappropriation of our own intellectual property could detrimentally affect our business.

     Our intellectual property is important to our business, and we seek to protect it with confidentiality provisions in our contracts, nondisclosure agreements with third parties and invention assignment agreements with our employees, but we cannot be certain such measures will adequately protect against misappropriation of our intellectual property. In addition, we could be subject to intellectual property infringement claims by others.

WE ARE SUBJECT TO GOVERNMENT REGULATION THAT EXPOSES US TO POTENTIAL LIABILITY AND NEGATIVE PUBLICITY

     We currently rely upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping, licensing, and other regulatory requirements applicable to our business during the entire transaction. Our reliance on suppliers' regulatory due diligence assessment of purchasers and the compliance by suppliers and purchasers with applicable governmental regulations may not be sufficient if we are held to need our own licenses. For example, if we are held to be a seller or a distributor of regulated products because we did take legal title, we may have inadvertently violated some governmental regulations by not having the appropriate license or permit or by not properly maintaining appropriate records, and may be subject to potentially severe civil or criminal penalties and fines for each offense. Thus, while we attempt to transfer responsibility for compliance with these requirements to suppliers through our legal arrangements with them, that transfer may be inadequate, unclear, or incomplete. We are aware that some of our prior sales may have been made in the absence of our having the requisite local, state, or federal license or permit or in the absence of required record keeping or other compliance. We may be subject to potentially severe civil and criminal penalties and fines for each of these sales, which could have a material adverse impact on our business, revenues, results of operations and financial condition. In addition to these prior sales, we are unable to verify that our suppliers have in the past complied, or will in the future comply, with the applicable governmental regulatory requirements, or that their actions are adequate or sufficient to satisfy all governmental or other legal requirements that may be applicable to our sales. We could be fined or exposed to significant civil or criminal liability, including monetary fines and injunctions, and we could receive potential negative publicity, if the applicable governmental regulatory requirements have not been, or are not being, fully met by our suppliers or by us. Negative publicity, fines and liabilities could also occur if an unqualified person, or even a qualified customer, lacks the appropriate license or permits to sell, use or ship, or improperly receives a dangerous or unlicensed product through the Chemdex or Promedix marketplace. We do not maintain any reserves for potential liabilities resulting from government regulation. It is also possible that a number of laws and regulations may be adopted or interpreted in the United States and abroad with particular applicability to the Internet.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS

     We face potential liability for claims based on the type and adequacy of the information and data that we obtain from suppliers and make available, and the nature of the products that we sell and distribute utilizing the Internet, including claims for breach of warranty, product liability, misrepresentation, violation of governmental regulations, defamation, libel, slander, or publishing otherwise inaccurate, biased, incomplete, or misleading information, or information that invades or violates privacy, confidentiality, patents, copyrights or other rights, and other commercial and tortious claims. We also bear the risk of liability for product loss, spill, or release, and resulting damages to persons and property during delivery by the supplier to the customer and return by the customer to the supplier. We do not pass through the manufacturers' warranties on the products we distribute. However, we bear the risk of loss of revenue from the product sale if a purchaser does not pay for a defective product. We also bear some risk if our suppliers have not obtained appropriate approvals for products regulated by the FDA and other governmental agencies, or do not comply with the requirements relating to those products or approvals. The failure to obtain or comply with those requirements or approvals, or other failures by these products themselves, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities, and negative publicity. Although we maintain general liability insurance, our insurance may not cover some claims, penalties, or spills, is subject to policy limits and exclusions, and may not be adequate to fully indemnify us or our employees for any civil, governmental or criminal liability that may be imposed. Furthermore, this insurance may not be available at commercially reasonable rates in the future. Any liability not covered by our insurance or in excess of our insurance coverage could have a negative effect on our business, results of operations and financial condition. Our liability is potentially greater with respect to sales to users and others that are not affiliated with an enterprise customer.

     Because we facilitate the sale of many different life sciences and specialty medical products by suppliers, and publish information about medical products and procedures, we may become subject to legal proceedings regarding defects in these products or the information provided. In addition, we take title to certain products between the period of time after the supplier has delivered the product but before the product has been accepted by the customer. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and result in significant liability.

     We also seek to rely upon our suppliers, pass on all regulatory responsibilities, and obtain indemnification from our suppliers against some of these claims. However, the transfer of liabilities and indemnification may be inadequate, unclear, or incomplete, the scope of the indemnification is limited, a few of our suppliers have not agreed to indemnify us, and some suppliers may be unable or unwilling to indemnify us in the future. In addition, we are not in a position to monitor our suppliers' activities or the accuracy of the information they provide to us. Therefore, we are exposed to liability and risk for these claims.

WE PLAN TO OPERATE IN A NEW, HIGHLY COMPETITIVE MARKET, AND OUR INABILITY TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WOULD LIMIT OUR ABILITY TO GAIN SIGNIFICANT MARKET SHARE.

     Our target market is rapidly evolving and highly competitive. It will likely be characterized by an increasing number of market entrants, as there are few barriers to entry.

     We face competition from a diverse group of companies. Competition may come from providers of co-location or website hosting and related services, and providers of Internet systems integration and professional services such as CSC, EDS, IBM Global Services, Accenture and PriceWaterhouseCoopers. In addition, providers of various software products to our marketplace, such as Ariba, Commerce One, Oracle and SAP may expand their existing product offerings to be competitive with us in the future.

     Our current and potential competitors may develop superior e-commerce platforms that achieve greater market acceptance than our solution. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors can undertake more extensive marketing campaigns for their brands, products and services, adopt more aggressive pricing policies and make more attractive offers to customers, potential employees, distribution partners, commerce companies and third-party suppliers.

     In addition, substantially all of our prospective customers have established long-standing relationships with some of our competitors or potential competitors. Accordingly, we cannot be certain that we will be able to expand our customer list and user base, or retain our current customers. We may not be able to compete successfully against our current or future competitors which could have a material adverse effect on our business, results of operations and financial condition.

WE ANTICIPATE OUR OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Important factors that could cause our quarterly results to fluctuate materially include:

     - the timing of obtaining new customers (length of sales cycle);

     - the timing of deploying services for new customers;

     - the timing and magnitude of operating expenses and capital expenditures;

     - costs related to the various third-party technologies we incorporate into our services;

     - utilization of our leased third-party data center space and technology infrastructure;

     - changes in our pricing policies or those of our competitors; and

     - the amount of credits that we may be required to issue to our customers if we fail to deliver our services pursuant to our scheduled uptime and performance guarantees.

     Due to these and other factors, quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

     Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future billings and revenues. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

     The deployment cycle for marketplaces is complex, and we may not be able to successfully streamline their construction which could increase our costs and harm our operating results. Moreover, if our technology fails to work properly or if we are unable to continue to expand the scope of its capabilities, the quality and reliability of our services may decline, and we may be unable to grow our revenue at the rate required to sustain our business. In addition, if we are unable to continue to increase the functionality of our technology, we will not achieve anticipated efficiencies and we will need to hire additional personnel to support our customers, which would cause our cost of revenue to increase and our margins to decline.

WE MAY REQUIRE ADDITIONAL CAPITAL FOR OUR OPERATIONS, WHICH COULD HAVE A NEGATIVE EFFECT ON YOUR INVESTMENT.

     We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in the future in order to fund rapid expansion, to pursue customer sales and implementation, to develop new or enhanced solutions and services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our business transition, promote our brand identity, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so could have a negative effect on our business, revenues, financial condition and results of operations.

OUR SERVICES DEPEND UPON THE CONTINUED AVAILABILITY OF LEASED DATA CENTER SPACE FROM THIRD PARTIES.

     We lease and intend to continue to lease data center space from third parties. If we are unable to acquire new or retain existing third-party data center space, our growth could be slowed and our business could be harmed. In the event that we cannot obtain adequate data center space from third parties, we could also be required to build our own data center facilities, which would require significant capital expenditures, could delay the expansion of our operations and change the nature of our business model. In addition, because we are required in most circumstances to enter into contracts for data center space in advance of customer commitments, if we are unable to increase our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer. Recently, some of our existing data center providers have begun marketing new services beyond their core co-location or website hosting offerings. To the extent that these providers expand the scope of these new services to address some of the functionality we currently provide, this may limit our ability to renew existing agreements and enter into new agreements for data center space with existing or new data center providers.

OUR OPERATIONS DEPEND UPON OUR ABILITY AND THE ABILITY OF OUR THIRD-PARTY DATA CENTER AND NETWORK SERVICES PROVIDERS TO MAINTAIN AND PROTECT THE COMPUTER SYSTEMS ON WHICH WE PROVIDE OUR SERVICES.

     The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Currently our infrastructure and systems are located at one site at Exodus Communications in Sunnyvale, California. We anticipate adding a mirror site at a different, distant location. Until then, we depend on our single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our service, and, if sustained or repeated, could impair our reputation and the attractiveness of our services.

     Although our data center and network providers maintain back-up systems, a natural disaster, human error, physical or electronic security breaches, power loss, sabotage or similar disruption at any of their sites could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California near known earthquake fault zones. Our systems and the data centers we use are also vulnerable to damage from fire, flood, power loss, telecommunications failures and similar events. Recent events in California have demonstrated that power outages and reduced availability of electricity may be likely in the coming years. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that could occur.

     In addition, because many of our customers depend upon their Internet operations to help run their businesses, they could be seriously harmed if the services we provide to them work improperly or fail, even if only temporarily. Our inability to maintain the quality of our services at guaranteed levels could cause our reputation to suffer, hinder our ability to obtain and retain new customers, force us to divert research and development and management resources, cause a loss of revenue or subject us to liabilities, any one of which could adversely affect our results and harm our business.

THE INABILITY TO EXPAND OUR SYSTEM'S CAPACITY MAY LIMIT OUR GROWTH.

     Our inability to add additional software or to upgrade our technology, transaction processing systems, or network infrastructure to timely accommodate increased demands for website traffic or transaction volume could have adverse consequences. These consequences include unanticipated system disruptions, slower response times, degradation in levels of customer service for marketplaces we build or service. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to expand our business.

OUR SERVICES BUSINESS INVOLVES A LENGTHY AND UNPREDICTABLE SALES CYCLE.

     The sales cycle for the target customers of the services we provide tends to be lengthy and because the marketplace service provider model is a new one for the Company, and we have no new customers to date, our sales cycle may be somewhat longer than those of our more established competitors. Additionally, should we target more large enterprises and traditional businesses as potential customers, our sales cycle may be longer than is typical for sales to Internet-based businesses. The unpredictability of the length of our sales cycle could make it difficult to forecast revenue and plan expenditures. Additionally, any delays in deployment of our services related to our inexperience with a type of business or the size or complexity of the account would delay our ability to recognize revenue from that account. Such delays could adversely affect our financial results.

OUR BUSINESS WILL SUFFER IF WE DO NOT ENHANCE OR INTRODUCE NEW SERVICES AND UPGRADES TO MEET CHANGING CUSTOMER REQUIREMENTS.

     The market for Internet technology and services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We can make no assurances, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers' hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, our technology could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

     If we do not develop, license or acquire new services, or deliver enhancements to existing products on a timely and cost-effective basis, we may be unable to meet the growing demands of our existing and potential customers. In addition, as we introduce new services or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, delay in market acceptance of our services or customer claims against us, any of which could harm our business.

SECURITY RISKS AND CONCERNS MAY DECREASE THE DEMAND FOR OUR SERVICES, AND SECURITY BREACHES MAY DISRUPT OUR SERVICES OR MAKE THEM INACCESSIBLE TO OUR CUSTOMERS.

     Our services involve the storage and transmission of business-critical, proprietary information. If the security measures we or our third party data centers have implemented are breached, our customers could lose this information and we could be exposed to litigation and possible liability. Anyone who circumvents these security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. In addition, computer "hackers" could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures and those that our third-party data centers provide may be inadequate to prevent security breaches, and our business and reputation will suffer if these breaches occur.

IF CUSTOMERS REQUIRE THAT WE CUSTOMIZE OUR SERVICES BEYOND WHAT WE CURRENTLY PROVIDE OR THAT WE PERFORM SYSTEMS INTEGRATION WORK FOR THEM, OUR OPERATING RESULTS MAY SUFFER.

     We currently do not customize the delivery of our services beyond the technology platforms that we currently support, and we do not provide general systems integration work for our customers. Some businesses may prefer more customized applications and services than our business model contemplates. If we do not offer the desired customization, there may be less demand for our services. Conversely, although we may choose to provide such services as a Marketplace Service Provider, providing customization of our services would increase our costs and could reduce our flexibility to provide broad-based services to a wide range of customers. Accordingly, increased demand for customization of our services increase our operating costs. If our customers require service for technology platforms other than those we currently support, we may not be able to provide service to those customers. If we do choose to support additional platforms, the added complexity of our systems may increase our costs, decrease the reliability of our services and limit our ability to scale. This may harm our ability to attract and retain customers.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

     We are committing significant resources to our international operations and sales and marketing activities. For example, we commenced operations in Europe in 2000 and we ultimately plan to expand our presence more broadly in the Asia-Pacific region. We have limited experience conducting business outside of the United States, and we may not be aware of all the factors that may affect our business in foreign jurisdictions. We will be subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

     - increased costs and expenses related to the leasing of foreign, third-party data center space;

     - difficulty in staffing and managing foreign operations;

     - the added complexity and expense of adapting technology to systems and equipment designed to operate outside the United States;

     - protectionist laws and business practices that favor local companies;

     - general economic and political conditions in international markets;

     - potentially adverse tax consequences, including complications and restrictions on the repatriation of earnings;

     - longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     - currency exchange rate fluctuations; and

     - unusual or burdensome regulatory requirements or unexpected changes to requirements.

     If one or more of these risks were to materialize, our financial results could suffer.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY COULD CAUSE OUR STOCK PRICE TO FLUCTUATE DRAMATICALLY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

     The stock market and specifically the stock of Internet related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. Our common stock reached a high of $243.50 and traded as low as $0.59 during 2000, and on February 16, 2001 the last reported sales price of the shares on the Nasdaq was $1.63.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Risk Disclosures

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related primarily to changes in interest rates. However, we do not hold derivative financial instruments for speculative or trading purposes.

  Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting of mainly income securities with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. We do not expect any material loss with respect to our investment portfolio.

  Foreign Currency Risk

     Our sales from inception to date are included in discontinued operations. The sales have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets. As our sales will be made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements of Ventro Corporation are filed as part of this Report on Form 10-K:

    Ventro Corporation Consolidated Financial Statements:
      Independent Auditors' Report..............................   36
      Consolidated Balance Sheets at December 31, 2000 and
         1999...................................................   37
      Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999, and 1998......................   38
      Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 2000, 1999, and
         1998...................................................   39
      Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999, and 1998......................   40
      Notes to Consolidated Financial Statements................   41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ventro Corporation

     We have audited the accompanying consolidated balance sheets of Ventro Corporation (formerly "Chemdex Corporation") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventro Corporation at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three the years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

San Jose, California
February 20, 2001

                               VENTRO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Current assets:
  Cash and cash equivalent..................................  $  91,348    $ 21,934
  Short-term investments....................................     94,987      81,161
  Accounts receivable, net of allowances for doubtful
     accounts of $0 and $664 in 2000 and 1999,
     respectively...........................................         --      12,414
  Due from marketplace companies net of allowances for
     doubtful accounts of $4,646 and $0 in 2000 and 1999,
     respectively...........................................      4,269          --
  Other current assets......................................      6,303       5,041
  Current assets relating to discontinued operations........     15,620          --
                                                              ---------    --------
          Total current assets..............................    212,527     120,550
Restricted cash.............................................      5,687          --
Property and equipment, net.................................     21,797      10,264
Ownership interest in marketplace companies.................      6,103          --
Intangible and other long-term assets, net..................      9,333      33,119
Long-term assets relating to discontinued operations........      1,861          --
                                                              ---------    --------
          Total assets......................................  $ 257,308    $163,933
                                                              =========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   2,931    $  8,445
  Accrued compensation......................................      3,699       3,958
  Accrued expenses..........................................     14,423      25,648
  Customer advance..........................................      5,000          --
  Other current liabilities.................................        419         369
  Current liabilities relating to discontinued operations,
     net....................................................     27,703          --
                                                              ---------    --------
          Total current liabilities.........................     54,175      38,420
Notes payable, less current portion.........................    250,000         494
Other long-term liabilities.................................        206          --
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, no par value; 2,500,000 shares
     authorized; none issued or outstanding as of December
     31, 2000...............................................         --          --
  Common stock, $.0002 par value; 175,000,000 shares
     authorized; 45,953 and 32,763 shares issued and
     outstanding as of December 31, 2000 and 1999...........          9           7
  Additional paid-in capital................................    630,140     189,842
  Deferred compensation.....................................     (1,051)     (6,380)
  Notes receivable from stockholders........................         --        (985)
  Accumulated deficit.......................................   (675,562)    (57,465)
  Accumulated other comprehensive loss......................       (609)         --
                                                              ---------    --------
          Total stockholders' equity (deficit)..............    (47,073)    125,019
                                                              ---------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 257,308    $163,933
                                                              =========    ========

        See accompanying notes to the consolidated financial statements.

                               VENTRO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               2000         1999       1998
                                                             ---------    --------    -------
Operating Expenses:
  Research and development(1)..............................  $  35,030    $     --    $    --
  Sales and marketing(2)...................................     24,256          --         --
  General and administrative(3)............................      6,599       7,925      1,304
  Restructuring............................................      4,891          --         --
  Amortization of deferred stock based compensation........        532         491         55
                                                             ---------    --------    -------
          Total operating expenses.........................     71,308       8,416      1,359
                                                             ---------    --------    -------
Operating loss.............................................    (71,308)     (8,416)    (1,359)
Interest expense...........................................    (12,813)       (168)        (2)
Interest income and other, net.............................     14,242       3,163        310
Gain on investment.........................................     29,240          --         --
Loss on investment in strategic partners...................    (22,268)         --         --
Write-down of investment...................................    (10,000)         --         --
Equity loss(4).............................................    (20,629)         --         --
                                                             ---------    --------    -------
Loss from continuing operations............................    (93,536)     (5,421)    (1,051)
Discontinued operations:
  Loss from discontinued operations, net of income tax.....   (186,466)    (43,152)    (7,437)
  Loss on disposal.........................................   (338,095)         --         --
                                                             ---------    --------    -------
Loss from discontinued operations..........................   (524,561)    (43,152)    (7,437)
                                                             ---------    --------    -------
Net Loss...................................................  $(618,097)   $(48,573)   $(8,488)
                                                             =========    ========    =======
Basic and diluted loss per share from continuing
  operations...............................................  $   (2.16)   $  (0.35)   $ (0.59)
Basic and diluted loss per share from discontinued
  operations...............................................     (12.12)      (2.82)     (4.20)
Basic and diluted net loss per share.......................     (14.28)      (3.17)     (4.79)
Weighted average common shares outstanding -- basic and
  diluted..................................................     43,298      15,322      1,772

---------------
(1) Excluding $197 in amortization of deferred stock based compensation in 2000.

(2) Excluding $245 in amortization of deferred stock based compensation in 2000.

(3) Excluding $90, $491 and $55 in amortization of deferred stock based compensation in 2000, 1999 and 1998, respectively.

(4) Includes $8,306 in amortization of goodwill related to the equity interest in marketplace companies in 2000.

        See accompanying notes to the consolidated financial statements.

                               VENTRO CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                              NOTES
                                     PREFERRED STOCK     COMMON STOCK                                       RECEIVABLE
                                     ----------------   ---------------     ADDITIONAL        DEFERRED         FROM
                                     SHARES    AMOUNT   SHARES   AMOUNT   PAID IN CAPITAL   COMPENSATION   STOCKHOLDERS
                                     -------   ------   ------   ------   ---------------   ------------   ------------
BALANCE AS OF DECEMBER 31, 1997....    2,696   $   1     2,570     $1        $  1,850         $    --         $  --
Issuance of Series A, preferred
 stock at $0.6994 per share, net of
 issuance costs....................      100      --        --     --              45              --            --
Issuance of Series B, preferred
 stock at $1.50 per share, net of
 issuance costs....................    8,650       1        --     --          12,929              --            --
Exercise of stock options, net of
 repurchases.......................       --      --     1,352     --             191              --          (150)
Deferred Compensation relating to
 stock options.....................       --      --        --     --           3,364          (3,364)           --
Amortization of deferred
 compensation relating to stock
 options...........................       --      --        --     --              --             372            --
Net loss...........................       --      --        --     --              --              --            --
                                     -------   -----    ------     --        --------         -------         -----
BALANCE AS OF DECEMBER 31, 1998,...   11,446       2     3,922      1          18,379          (2,992)         (150)
Issuance of Series C preferred
 stock at $5.716 per share, net of
 issuance costs....................    5,300       1        --     --          30,197              --            --
Conversion of preferred shares into
 common stock upon Initial Public
 Offering..........................  (16,746)     (3)   16,746      3              --              --            --
Issuance of shares upon Initial
 Public Offering, net of issuance
 costs.............................       --      --     8,625      2         117,403              --            --
Issuance of common stock...........       --      --     2,726      1          15,691              --            --
Exercise of stock options, net of
 repurchases.......................       --      --       744     --           1,856              --          (844)
Deferred Compensation relating to
 stock options.....................       --      --        --     --           5,380          (5,380)           --
Amortization of Deferred
 Compensation......................       --      --        --     --              --           1,992            --
Issuance of warrants...............       --      --        --     --             936              --            --
Payment on notes receivable........       --      --        --     --              --              --             9
Net loss...........................       --      --        --     --              --              --            --
                                     -------   -----    ------     --        --------         -------         -----
BALANCE AS OF DECEMBER 31, 1999....       --      --    32,763      7         189,842          (6,380)         (985)
Issuance of common stock relating
 to acquisitions...................       --      --    12,373      2         437,336              --            --
Exercise of stock options, net of
 repurchases.......................       --      --       688     --           5,730              --            --
Payments on notes receivable.......       --      --        --     --              --              --           985
Exercise of warrants...............       --      --       129     --             375              --            --
Amortization of Deferred
 Compensation......................       --      --        --     --              --           2,186            --
Reclassification of Deferred
 Compensation related to
 Discontinued Operations...........       --      --        --     --          (3,143)          3,143            --
Components of comprehensive loss:
Unrealized loss on available for
 sale securities...................       --      --        --     --              --              --            --
Cumulative transaction
 adjustment........................       --      --        --     --              --              --            --
Net loss...........................       --      --        --     --              --              --            --
       Total comprehensive loss....       --      --        --     --              --              --            --
                                     -------   -----    ------     --        --------         -------         -----
BALANCE AS OF, DECEMBER 31, 2000...       --   $  --    45,953     $9        $630,140         $(1,051)        $  --
                                     =======   =====    ======     ==        ========         =======         =====

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   ACCUMULATED
                                         LOSS          DEFICIT       TOTAL
                                     -------------   -----------   ---------
BALANCE AS OF DECEMBER 31, 1997....      $  --        $    (404)   $   1,448
Issuance of Series A, preferred
 stock at $0.6994 per share, net of
 issuance costs....................         --               --           45
Issuance of Series B, preferred
 stock at $1.50 per share, net of
 issuance costs....................         --               --       12,930
Exercise of stock options, net of
 repurchases.......................         --               --           41
Deferred Compensation relating to
 stock options.....................         --               --           --
Amortization of deferred
 compensation relating to stock
 options...........................         --               --          372
Net loss...........................         --           (8,488)      (8,488)
                                         -----        ---------    ---------
BALANCE AS OF DECEMBER 31, 1998,...         --           (8,892)       6,348
Issuance of Series C preferred
 stock at $5.716 per share, net of
 issuance costs....................         --               --       30,198
Conversion of preferred shares into
 common stock upon Initial Public
 Offering..........................         --               --           --
Issuance of shares upon Initial
 Public Offering, net of issuance
 costs.............................         --               --      117,405
Issuance of common stock...........         --               --       15,692
Exercise of stock options, net of
 repurchases.......................         --               --        1,012
Deferred Compensation relating to
 stock options.....................         --               --           --
Amortization of Deferred
 Compensation......................         --               --        1,992
Issuance of warrants...............         --               --          936
Payment on notes receivable........         --               --            9
Net loss...........................         --          (48,573)     (48,573)
                                         -----        ---------    ---------
BALANCE AS OF DECEMBER 31, 1999....         --          (57,465)     125,019
Issuance of common stock relating
 to acquisitions...................         --               --      437,338
Exercise of stock options, net of
 repurchases.......................         --               --        5,730
Payments on notes receivable.......         --               --          985
Exercise of warrants...............         --               --          375
Amortization of Deferred
 Compensation......................         --               --        2,186
Reclassification of Deferred
 Compensation related to
 Discontinued Operations...........         --               --           --
Components of comprehensive loss:
Unrealized loss on available for
 sale securities...................       (711)              --         (711)
Cumulative transaction
 adjustment........................        102               --          102
Net loss...........................         --         (618,097)    (618,097)
                                                                   ---------
       Total comprehensive loss....         --               --      618,706
                                         -----        ---------    ---------
BALANCE AS OF, DECEMBER 31, 2000...      $(609)       $(675,562)   $ (47,073)
                                         =====        =========    =========

        See accompanying notes to the consolidated financial statements.

                               VENTRO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2000          1999        1998
                                                              -----------    ---------    -------
OPERATING ACTIVITIES
Net loss from continuing operations.........................  $   (93,536)   $  (5,421)   $(1,051)
Net loss from discontinued operations.......................     (524,561)     (43,152)    (7,437)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        9,727        1,749        301
  Amortization of goodwill and other intangibles............      120,299           --         --
  Amortization of deferred stock-based compensation.........        2,186        4,884        372
  Restructuring.............................................        4,596           --         --
  Equity loss...............................................       20,629           --         --
  Net gain on investments...................................      (29,240)          --         --
  Write-down of investments.................................       32,268           --         --
  Write-down of intangible assets...........................      326,653           --         --
  Issuance of common stock for services.....................           --          637         --
  Non-cash charges related to stock-option grants...........          120           --         --
  Loss on disposition of equipment..........................           --           --          8
Changes in operating assets and liabilities:
  Accounts receivable.......................................           --      (12,382)       (32)
  Due from vertical marketplace companies...................       (4,269)          --         --
  Other current assets......................................       (6,353)      (4,124)      (244)
  Other assets..............................................      (15,130)     (19,712)      (240)
  Discontinued assets and liabilities.......................       (7,916)          --         --
  Accounts payable..........................................        2,931        7,830        361
  Accrued compensation......................................        3,699        3,446        480
  Accrued expenses..........................................       14,123       24,960        706
  Customer advances.........................................        5,000           --         --
  Other liabilities.........................................         (125)          --         --
                                                              -----------    ---------    -------
  Net cash used by operating activities.....................     (138,899)     (41,285)    (6,776)
                                                              -----------    ---------    -------
INVESTING ACTIVITIES
Purchases of property and equipment -- continuing...........      (26,341)      (9,323)    (1,614)
Proceeds on sale of property and equipment..................           --           --         25
Purchases of short-term investments.........................   (1,532,759)    (101,571)    (6,593)
Sale and maturities of short-term investments...............    1,547,561       20,410      6,593
Restricted cash.............................................       (5,687)          --         --
Investment in marketplace companies.........................      (29,800)          --         --
Purchase of Promedix, net of cash...........................        5,373           --         --
Purchase of SpecialtyMD, net of cash........................        1,855           --         --
                                                              -----------    ---------    -------
  Net cash provided by/(used by) investing activities.......      (39,798)     (90,484)    (1,589)
                                                              -----------    ---------    -------
FINANCING ACTIVITIES
Principal payments on capital lease obligations.............         (369)          (5)        (7)
Principal payments on notes payable.........................           --         (269)        --
Net proceeds from issuance of convertible subordinated
  notes.....................................................      242,500           --         --
Net proceeds from issuance of preferred stock...............           --       30,198     12,975
Exercise of warrants........................................          375           --         --
Issuance of common stock....................................        4,620      117,405         41
Payments of stockholders' notes receivable..................          985            9         --
Proceeds from exercise of options...........................           --          375         --
                                                              -----------    ---------    -------
  Net cash provided by financing activities.................      248,111      147,713     13,009
                                                              -----------    ---------    -------
Net increase in cash and cash equivalents...................       69,414       15,944      4,644
Cash and cash equivalents at beginning of period............       21,934        5,990      1,346
                                                              -----------    ---------    -------
Cash and cash equivalents at end of period..................  $    91,348    $  21,934    $ 5,990
                                                              ===========    =========    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of shares in exchange for stockholders' notes
  receivable, net...........................................  $        --    $     844    $   150
Equipment purchased under capital lease or note payable.....  $        --    $   1,132    $    --
Issuance of common stock for intangible assets..............  $        --    $  15,692    $    --
Issuance of warrants........................................  $       246    $     936    $    --
Issuance of shares in connection with the acquisition of
  Promedix..................................................  $   314,772    $      --    $    --
Issuance of shares in connection with the acquisition of
  SpecialtyMD...............................................  $   103,708    $      --    $    --
Issuance of shares in connection with the investment in
  Amphire...................................................  $    19,100    $      --    $    --
Unrealized loss on available-for-sale securities............  $      (711)   $      --    $    --
Other non-cash equity transactions..........................  $       102    $      --    $    --
Discontinued deferred compensation..........................        3,143           --         --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $        --    $     117    $     3
Cash paid for taxes.........................................  $        --    $      --    $     2

        See accompanying notes to the consolidated financial statements.

                               VENTRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

 1. DESCRIPTION OF BUSINESS

  The Company

     Ventro Corporation (the "Company" or "Ventro"), formerly known as Chemdex Corporation, is a technology and service provider to business to business ("B2B") marketplaces. Ventro offers a variety of products and services to companies developing online B2B marketplaces.

     The Company began operations in 1997 as Chemdex, a marketplace for life sciences research products. In February 2000, Chemdex announced the formation of Ventro Corporation as a new parent company focused on building the next generation of B2B marketplace companies. Ventro expanded its portfolio of wholly owned marketplaces with the acquisition of Promedix.com, Inc., ("Promedix"), a marketplace company addressing the specialty medical products market. In December 1999 and throughout 2000 Ventro continued to expand its operations with the formation of four minority owned marketplaces addressing the needs of a number of new industry markets. Broadlane, Inc., ("Broadlane"), a cost method investment, was formed with Tenet Healthcare to address the high-volume, hospital and medical supplies market. Industria Solutions Inc., ("Industria"), was formed with Dupont and IBM to address the fluid processing market. Amphire Solutions Inc., ("Amphire"), was formed with several large food industry distributors to address the U.S. foodservice market. MarketMile Inc., ("MarketMile") was formed with American Express to provide customers an affordable e-purchasing solution for a broad array of products from office and industrial supplies, computers and peripherals, to business services such as temporary labor. Industria, Amphire and MarketMile are accounted for under the equity method.

     On December 6, 2000, the Company announced that it would restructure and discontinue operations of its wholly owned marketplaces, Chemdex and Promedix, and SpecialtyMD. Ventro is now focused on providing technology and services as a marketplace service provider to its existing four minority owned marketplace customers and new marketplace customers. Ventro does not expect to own significant equity interests in new marketplace customers.

     As a result of Ventro's decision to shut down Chemdex, Promedix and SpecialtyMD, the results of operations from these businesses have been reported as discontinued operations. The accounting for discontinued operations requires that the results of businesses being discontinued be reported separately. See
Note 18 for more details of the shut-down costs and results of operations for these businesses.

     In the fourth quarter of 2000, Ventro recorded charges of $37.2 million related to write-offs of certain investments and costs of restructuring its business to be consistent with the new business model. These charges were reported as components of net loss from continuing operations. The write-downs of investments included a $22.3 million write-down of a strategic marketplace investment and $10.0 million of write-downs of other investments. The restructuring charge included $320,000 and $990,000 of cash and non-cash charges, respectively, related to employee layoffs in addition to approximately $3.3 million of non-cash charges for the write-off of intangible assets associated with development projects that were cancelled and $280,000 for other expenses. Substantially all of the cash charges related to the restructuring were paid in the fourth quarter of 2000.

     Ventro's strategy in the future is to identify existing e-commerce marketplaces, and marketplaces in formation, that can benefit from technologies and services provided by Ventro. Target customers will include industry consortia (coalitions of players in a given industry sector), private marketplaces (internal supply chains between select trading partners) and independent public marketplaces.

     To date, Ventro has not entered into any contracts with new marketplace customers, has not finalized its marketplace product offerings and has not priced technology and services it expects to deliver to non-affiliated marketplace customers.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

     As of December 31, 2000, the Company had working capital of $158.4 million and had an accumulated deficit of $675.6 million. During 2000 the Company used cash in operating activities of $138.9 million, purchased $26.3 million of equipment from continuing operations and invested $29.8 million in marketplace companies. In addition the Company is planning to repurchase its convertible subordinated notes subsequent to December 31, 2000. Management believes that its restructuring plan and the shutdown of Chemdex, Promedix and SpecialtyMD will lower operating expenses and that it will have sufficient working capital, after repurchase of its convertible subordinated notes, to support the Company's planned activities through 2001.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation, Equity and Cost Method

     The various interests that Ventro acquires in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies in which Ventro directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within its Consolidated Financial Statements. All significant inter-company accounts and transactions are eliminated.

     Equity Method. Companies whose results Ventro does not consolidate, but over whom Ventro exercises significant influence, are generally accounted for under the equity method of accounting. Whether or not Ventro exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% -- 50% interest in the voting securities of the company including voting rights associated with Ventro's holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, Ventro's share of the earnings or losses of these companies is not included in its Consolidated Statements of Operations. The Company periodically evaluates the carrying value of its investments for impairment.

  Billings to Marketplace Customers

     Ventro bills marketplace customers in accordance with the terms of the individual customer contract. Offsets to gross expenses are recorded when the Company provides technology and services that include hosting and consulting in accordance with the agreement, the price of the services is fixed or determinable, all contracted services have been delivered, significant contractual milestones have been achieved, contractual contingencies have been eliminated, customer acceptance criteria have been met, and payment is reasonably assured. Amounts billed and cash received in excess of costs offset have been included as a customer advance.

  Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

  Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include business partner agreements, assembled workforce, and trademarks. The Company uses modeling techniques on new acquisitions and long-range business plans, revised annually, to assess whether a revision of the existing estimated useful lives of intangible assets is necessary. The Company regularly performs reviews to determine if the carrying value of the goodwill and other intangible assets is impaired. The purpose for the review is to identify any facts of circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives.

  Capitalized Software

     Ventro capitalizes product development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and EITF 00-2, "Accounting for Web Site Development Costs", under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized based on the estimated economic life of the product.

     The related amortization of the capitalized development costs is provided on a product-by-product basis, and accounted for as either research and development costs or cost of revenue for products or services sold to marketplaces. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated product and service revenues, and, when necessary, makes an appropriate adjustment to net realizable value.

     Capitalized software costs amounted to $0 at December 31, 2000 and 1999. In the fourth quarter of 2000, in connection with the shut down of the Chemdex and Promedix businesses, $3.3 million of software costs that were capitalized in 2000 were no longer being used. The software was written off and included as a restructuring cost.

  Property and Equipment

     Ventro records property and equipment at cost and calculates depreciation using the straight-line method over estimated useful lives of three to five years. Property under capital leases is depreciated over the lesser of the useful lives of the assets or lease term.

  Evaluation of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount by the assets exceeds the fair value of the assets.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

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

  Advertising Costs

     Advertising costs are charged to expense when incurred. Advertising expense was $2.7 million, $5.5 million and $787,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

  Accumulated Other Comprehensive Income

     SFAS No. 130 Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income
(loss) and "Other Comprehensive Income" in a full set of general purpose financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. Comprehensive loss is the same as net loss in 1999 and 1998.

  Net Loss Per Share

     Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. If Ventro had reported net income, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4.5 million,
2.1 million and 0.5 million common share equivalent related to the outstanding options and warrants (determined using the treasury stock method) for the periods ended December 31, 2000, 1999, and 1998, respectively. These options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

     The following table presents the calculation of basic and diluted loss per share from continuing and discontinued operations and net loss per common share as of December 31, 2000 (in thousands, except per share data):

                                                               2000         1999       1998
                                                             ---------    --------    -------
Loss from continuing operations............................  $ (93,536)   $ (5,421)   $(1,051)
Loss from discontinued operations..........................   (524,561)    (43,152)    (7,437)
                                                             ---------    --------    -------
Net loss...................................................  $(618,097)   $(48,573)   $(8,488)
                                                             =========    ========    =======
Basic and diluted:
  Weighted-average shares of common stock outstanding......     44,108      17,446      3,243
  Less: weighted-average common shares subject to
     repurchase............................................       (810)     (2,124)    (1,471)
                                                             ---------    --------    -------
Weighted-average shares used in computing basic and diluted
  net loss per common share................................     43,298      15,322      1,772
                                                             =========    ========    =======
Basic and diluted loss per share from continuing
  operations...............................................  $   (2.16)   $  (0.35)   $ (0.59)
Basic and diluted loss per share from discontinued
  operations...............................................     (12.12)      (2.82)     (4.20)
                                                             ---------    --------    -------
Basic and diluted net loss per common share................  $  (14.28)   $  (3.17)   $ (4.79)
                                                             =========    ========    =======

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company will be required to adopt for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material impact on its financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     In March 2000, the EITF published its consensus on EITF No. 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on their own hardware or contract with another party unrelated to the vendor to host the software. The Company has historically treated its hosted services as service arrangements, which is in accordance with the guidance contained in this pronouncement. The Company's hosting arrangements generally do not provide customers with the contractual right to take possession of technology.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

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

 3. CONCENTRATION OF CREDIT RISK AND OTHER RISKS

     Financial instruments that potentially subject Ventro to credit risk consist primarily of uninsured cash, and cash equivalents and short-term investments. Cash and cash equivalents are deposited with a federally insured commercial bank in the United States.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Ventro analyzes the need for reserves for potential credit losses and records reserves when necessary. In 2000, the Company wrote-off approximately $5.1 million of bad debt related to receivables from marketplace companies.

 4. FINANCIAL INSTRUMENTS

     The following is a summary of available for sale securities as of December 31, (in thousands):

                                                                                  DECEMBER 31,
                                                                                      1999
                                              DECEMBER 31, 2000                  --------------
                                            ----------------------   ESTIMATED   AMORTIZED COST
                                            AMORTIZED   UNREALIZED     FAIR      AND ESTIMATED
                                              COST         LOSS        VALUE       FAIR VALUE
                                            ---------   ----------   ---------   --------------
Money Market Funds........................  $  4,323      $  --      $  4,323       $    --
Commercial paper..........................   110,020       (251)      109,769        66,156
Corporate notes...........................    22,505       (401)       22,104        28,720
Government bonds..........................     1,069        (22)        1,047            --
Muni bonds/notes..........................    40,247        (37)       40,210            --
                                            --------      -----      --------       -------
         Total short-term investments.....  $178,164      $(711)     $177,453       $94,876
                                            ========      =====      ========       =======

     Report as:

Cash equivalents..........................  $ 82,466      $  --      $ 82,466       $13,715
Short-term investments....................    95,698       (711)       94,987        81,161
                                            --------      -----      --------       -------
                                            $178,164      $(711)     $177,453       $94,876
                                            ========      =====      ========       =======

     As of December 31, 1999, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial. All available-for-sale securities as of December 31, 2000 and 1999 have a contractual maturity of one year or less.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

 5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31, (in thousands):

                                                            2000       1999
                                                           -------    -------
Computer equipment.......................................  $11,636    $ 6,751
Furniture and equipment..................................    1,667        951
Purchased software.......................................   15,883      2,746
Leased equipment and software............................    1,145      1,145
Leasehold improvements...................................      706        706
                                                           -------    -------
                                                            31,037     12,299
Less: accumulated depreciation and amortization..........   (9,240)    (2,035)
                                                           -------    -------
                                                           $21,797    $10,264
                                                           =======    =======

 6. INTANGIBLE AND OTHER LONG-TERM ASSETS

     Intangible and other long-term assets were comprised of the following as of December 31, (in thousands):

                                                             2000      1999
                                                            ------    -------
Deposits and other........................................  $  395    $   512
Deferred debt offering costs, net of accumulated
  amortization of $991 in 2000............................   6,938         --
Long-term investments.....................................   2,000         --
VWR related intangible, net of accumulated amortization of
  $2,318 in 1999..........................................      --     11,592
BIO related intangible, net of accumulated amortization of
  $267 in 1999............................................      --      1,515
Notes receivable from Promedix and Specialty MD...........      --      5,000
Deferred acquisition costs................................      --     14,500
                                                            ------    -------
          Total other long-term assets....................  $9,333    $33,119
                                                            ======    =======

 7. ACCRUED EXPENSES

     Accrued expenses were comprised of the following as of December 31, (in thousands):

                                                            2000       1999
                                                           -------    -------
Accrued marketing expenses...............................  $   790    $ 2,630
Accrued consulting expenses..............................    4,317         --
Accrued acquisition costs................................       --     14,500
Other accrued liabilities................................    9,316      8,518
                                                           -------    -------
          Total accrued expenses.........................  $14,423    $25,648
                                                           =======    =======

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

 8. COMMITMENTS AND CONTINGENCIES

     Ventro leases its office facilities under non-cancelable operating leases expiring through 2005. Minimum annual operating lease commitments as of December 31, 2000 are as follows (in thousands):

2001........................................................  $ 5,930
2002........................................................    6,096
2003........................................................    6,276
2004........................................................    5,229
2005........................................................    1,646
Thereafter..................................................       --
                                                              -------
          Total minimum lease payments......................  $25,177
                                                              =======

     In November 1999, the Company entered in a new facilities sublease agreement for its former headquarters. The sublease term commenced on December 1, 1999 and will end on December 31, 2003. Sublease receipts for the Company will be received on an escalating basis with the total future minimum sublease receipts amounting to approximately $3,586,000 over the lease term. The sublease receipts are not included in the above table.

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $5,641,000, $1,488,000, and $343,000, respectively.

     The Company leases equipment under a non-cancelable operating lease with an equipment vendor which contains certain renewal and purchase options. As part of the lease agreement, the Company is required to hold a certificate of deposit as a form of security. This certificate is for $5.7 million and is classified as restricted cash on our balance sheet. Future minimum payments as of December 31, 2000 are as follows (in thousands):

2001........................................................  $5,353
2002........................................................   3,224
                                                              ------
          Total minimum lease payments......................  $8,577
                                                              ======

 9. FINANCING ARRANGEMENTS

     On April 3, 2000, the Company issued $250,000,000 of 6% Convertible Subordinated Notes ("the Notes") with a scheduled maturity in 2007, for which the Company received net cash proceeds of $242.5 million. The Notes are unsecured and are subordinated to existing and future senior debt as defined in the indenture pursuant to which the Notes were issued. Interest on the Notes of approximately $7.5 million is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2000. The Notes could be declared immediately due and payable if we do not make timely interest payments. The deferred debt offering costs are being amortized as interest expense ratably over the term of the Notes.

     The Notes are convertible into common stock of the Company at a conversion price of $90.78 per share subject to adjustment if certain events affecting our common stock occur. The Company may redeem the Notes, as a whole or in part, on or after April 4, 2003. Unless the Notes are redeemed, repaid, or converted prior thereto, the Notes will mature on April 1, 2007 at their principal amount. Ventro has or may use the net proceeds from the offering of the Notes for general corporate purposes, including working capital to fund anticipated operating losses, investments in new business products, technologies and markets, capital expenditures, and acquisitions or investments in complementary businesses, products and technologies. The Company announced on February 20, 2001 its intention to tender for all of the outstanding Notes at $270 per $1,000 principal amount.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

     In January 1999, Ventro entered into a $3,000,000 equipment lease line agreement with a financial institution for a term of 48 months, with interest imputed at 13.02% per year. At December 31, 2000 and 1999, Ventro had no outstanding borrowings under the equipment lease line.

     In February 1999, Ventro entered into a financing arrangement in the amount of $1,132,000 for the purchase of certain computer software and related support. This arrangement provides for 12 equal quarterly payments of the financed amount commencing May 1, 1999, with interest imputed at 13.24% per year.

     As of December 31, 2000, aggregate future minimum payments under the financing agreement which has been drawn upon are (in thousands):

2001........................................................  $369
2002........................................................   125
                                                              ----
Total Payments..............................................  $494
                                                              ====

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

  Warrants

     In January 1999, in connection with an equipment lease line, Ventro issued a fully vested warrant that entitles the holder to purchase 105,000 shares of Ventro's common stock at an exercise price of $1.50 per share. This warrant is exercisable through January 2006. The fair value of this warrant, approximately $353,000 is being expensed as a cost of financing over the four year period of the lease line. The fair value of this warrant was calculated using the Black-Scholes option pricing model. The warrant was exercised in full during 2000.

     In March 1999, Ventro issued a fully vested, non-forfeitable warrant in exchange for consulting services. The warrant entitles the holder to purchase 49,999 shares of Ventro's common stock at an exercise price of $5.20 per share. This warrant is exercisable through July 27, 2001. The fair value of this warrant, approximately $208,000, was expensed over the six month period of the consulting agreement. The fair value of this warrant was calculated using the Black-Scholes option pricing model. At December 31, 2000, this warrant remained unexercised.

     In July 1999, the Company issued a fully-vested, non-forfeitable warrant that entitles the holder to purchase 25,000 shares of Ventro's common stock at an exercise price of $15.00 per share, in connection with a lease agreement. This warrant is exercisable through July 2004. The fair value of this warrant, approximately, $375,000, is being expensed over the term of the lease. The fair value of this warrant was calculated using the Black-Scholes option pricing model. As of February 2000, this warrant was exercised in full.

     In February 2000, in conjunction with the Company's acquisition of SpecialtyMD, the Company converted 166,310 outstanding and exercisable warrants for shares of SpecialtyMD Series B preferred stock into warrants exercisable for an aggregate of 17,179 shares of Ventro common stock having the same terms and conditions as the SpecialtyMD warrants. These warrants have an exercise price is $10.55 and are exercisable through September 10, 2009.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

  Common Stock

     As of December 31, 2000 and 1999, 389,000 and 1,514,000 shares, respectively, were subject to repurchase. The stock vests over a period of four years. For the fiscal years ended December 31, 2000 and 1999, 390,904 and 397,411 shares were repurchased, respectively.

  Stock Option Plans

     1998 STOCK PLAN

     General. Ventro's 1998 Stock Plan provides for the granting of stock options and stock purchase rights to eligible employees, officers, directors, including non-employee directors, and consultants of Ventro. Stock options granted under the 1998 Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options, which are options not intended to qualify as incentive stock options. Stock purchase rights granted under the 1998 Stock Plan allow a recipient to purchase shares of common stock directly from Ventro. Incentive stock options may be granted to employees, officers and employee directors of Ventro and nonstatutory stock options and stock purchase rights may be granted to employees, officers, directors and consultants.

          PROMEDIX STOCK PLAN

     On February 10, 2000, the Company assumed the Promedix 1998 stock plan. Approximately 1,013,511 outstanding and unexercised options of Promedix converted into 1,281,710 options of Ventro common stock, under the 1998 Stock Plan, having the same terms and conditions as the Promedix options, after giving effect to the 1.2647 exchange ratio in the merger.

          SPECIALTYMD STOCK PLAN

     On February 10, 2000, the Company assumed the SpecialtyMD 1998 stock plan. Under the 1998 Stock Plan, 1,311,583 outstanding and unexercised options of SpecialtyMD converted into 137,540 options of Ventro common stock having the same terms and conditions as the SpecialtyMD options after giving effect to the
0.1033 exchange ratio in the merger.

     As of December 31, 2000, 11,271,882 shares of common stock were issuable upon the exercise of outstanding options granted under the 1998 Stock Plan at a weighted average exercise price of $28.06 per share. For the fiscal year ended December 31, 2000, 765,422 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $0.08 and $190.00 per share and 2,440,351 shares of common stock remained available for future issuance under the 1998 Stock Plan. The 1998 Stock Plan was originally adopted by the Board of Directors in January 1998 and approved by the stockholders in March 1998. In May 1999 the Board of Directors authorized an automatic annual increase on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 1,250,000 shares, 3% of our outstanding common stock on the last day of the preceding fiscal year or a lesser number determined by Ventro's Board of Directors. In 2000 shareholders approved increases in the number of common shares available for issuance under the Ventro 1998 Stock Plan by 7,750,000 to a total of 13,875,000 shares. Unless terminated earlier by our Board of Directors, the 1998 Stock Plan will terminate in January 2008.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

     1999 DIRECTORS' STOCK PLAN

     Ventro's 1999 Directors' Stock Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. The directors' Plan provides for the grant of nonstatutory stock options to non-employee directors of Ventro.

     The Directors' Plan provides that each person who is or becomes a non-employee director of Ventro will be granted a non-statutory stock option to purchase 12,500 shares of common stock on the date which the optionee first becomes a non employee director of Ventro. Thereafter, on the date of Ventro's Annual Stockholders Meeting each year, each non-employee director of Ventro will be granted an additional option to purchase 5,000 shares of common stock if, on that date, he or she has served on Ventro's Board of Directors for at least six months.

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

     The Board of Directors may amend or terminate the Directors' Plan; provided, however, that none of these actions may adversely affect any outstanding option. The Company will obtain stockholder approval for any amendment to the extent required by applicable law. If not terminated earlier, the Directors' Plan will have a term of ten years.

     As of December 31, 2000, 92,500 shares of common stock were issuable upon the exercise of outstanding options granted under the 1999 Stock Plan at a weighted average exercise price of $19.65 per share. For the fiscal year ended December 31, 2000, 37,500 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $15.00 and $46.69 per share. As of December 31, 2000, 125,000 shares of common stock remained available for future issuance under the 1999 Directors' Stock Plan.

     1999 EMPLOYEE STOCK PURCHASE PLAN

     Ventro's 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. A total of 750,000 shares of common stock was initially reserved for issuance under the purchase plan, as well as an automatic annual increase on the first day of each of Ventro's fiscal years beginning in 2001, 2002, 2003 and 2004 equal to the lesser of 200,000 shares, or 1/2% of Ventro's outstanding common stock on the last day of the immediately preceding fiscal year. In February 2000 shareholders approved an increase in the number of common shares available for issuance under the Ventro 1999 Employee Stock Purchase Plan by 300,000 to a total of 1,050,000 shares. As of December 31, 2000, 276,055 shares have been issued under the 1999 Employee Stock Purchase Plan.

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

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

     For purposes of the SFAS No. 123 disclosure, the fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The fair value of the Company's stock based awards was estimated assuming no expected dividends and the following weighted-average assumptions: expected life of four years, risk-free interest rate of 6.0% and volatility of 3.5.

     If SFAS No. 123 were used to account for the Company's stock based compensation programs, the pro forma net loss per share would be as follows (in thousands, except per share data):

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000         1999       1998
                                                             ---------    --------    -------
Net loss:
  As reported..............................................  $(618,097)   $(48,573)   $(8,488)
  Pro forma................................................  $(681,070)   $(52,114)   $(8,495)
Basic and diluted net loss per share:
  As reported..............................................  $  (14.28)   $  (3.17)   $ (4.79)
  Pro forma................................................  $  (15.73)   $  (3.40)   $ (4.79)

     Stock option activity for all our stock plans was as follows (in thousands, except per share data):

                                                            YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                          2000                        1999                        1998
                                -------------------------   -------------------------   -------------------------
                                         WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at beginning of
  period......................   2,793        $17.40           509        $ 0.14            --        $  --
  Acquired -- Promedix.com....   1,282        $11.48            --        $   --            --        $  --
  Acquired -- SpecialtyMD.....     137        $ 2.63            --        $   --            --        $  --
  Granted.....................  11,034        $34.45         3,579        $14.28         1,979        $0.16
  Exercised...................    (803)       $ 2.21        (1,142)       $ 1.40        (1,419)       $0.12
  Canceled....................  (3,079)       $36.91          (153)       $ 6.40           (51)       $0.12
                                ------        ------        ------                      ------        -----
Outstanding at end of
  period......................  11,364        $28.06         2,793        $17.40           509        $0.14
                                ======        ======        ======                      ======        =====
Exercisable at end of
  period......................   1,828                         119
                                ======                      ======

     The following table summarizes information about stock options outstanding as of December 31, 2000 (in thousands, except per share data):

                                                  OUTSTANDING
                            -------------------------------------------------------
                                                WEIGHTED AVERAGE                                  EXERCISABLE
                                                   REMAINING                          -----------------------------------
                                 NUMBER         CONTRACTUAL LIFE   WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES       OF SHARES            (YEARS)         EXERCISE PRICE    NUMBER OF SHARES    EXERCISE PRICE
------------------------       ---------        ----------------   ----------------   ----------------   ----------------
     $0.08 - $3.69                1,148               8.16              $ 1.25               560              $ 0.63
     $4.22 - $4.22                2,605               1.30              $ 4.22               300              $ 4.22
     $5.00 - $16.12               3,167               8.11              $13.02               652              $11.32
    $18.62 - $33.87               2,379               9.26              $26.44               170              $30.89
    $38.92 - $190.00              2,065               9.14              $97.98               146              $71.96
                                 ------                                                    -----
                                 11,364               6.98              $28.06             1,828              $13.54
                                 ======                                                    =====

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

11. DEFERRED STOCK-BASED COMPENSATION

     The Company recorded deferred compensation for options granted in the fiscal years ended December 31, 1998 and 1999, for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with FASB Interpretation No. 28. As of December 31, 2000 the Company had recorded aggregate deferred stock compensation of $8.7 million, $6.6 million of which was associated with discontinued operations. The deferred stock compensation is being amortized over the vesting periods of the stock options. The Company recognized $532,000, $491,000 and $55,000 in stock compensation expense from continuing operations during the years ended December 31, 2000, 1999 and 1998, respectively. The total charges to be recognized in future periods from amortization of deferred stock compensation as of December 31, 2000 are anticipated to be approximately $532,000, $477,000, and $41,000 for 2001, 2002, 2003, respectively.

12. EMPLOYEE SAVINGS AND RETIREMENT PLAN

     Ventro has a 401(k) Plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries but not more than statutory limits. Ventro may make discretionary contributions to the plan based on profitability as determined by the Board of Directors. Ventro did not make any contributions to the plan during the years ended December 31, 2000, 1999 and 1998.

13. INCOME TAXES

     Due to operating losses and the Company's inability to recognize an income tax benefit from current losses, there is no provision for income taxes for the years ended December 31, 2000, 1999 or 1998. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred Tax Assets:
  Net operating losses......................................  $ 79,300    $ 21,500
  Research Credits..........................................     1,210       1,100
  Reserves and accruals.....................................     4,320         300
                                                              --------    --------
          Total Deferred Tax Assets.........................    84,830      22,900
Valuation Allowance.........................................   (84,830)    (22,900)
                                                              --------    --------
Net Deferred Tax Assets.....................................  $     --    $     --
                                                              ========    ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $61.9 million and $19.4 million during 2000 and 1999, respectively.

     Approximately $6.6 million of the valuation allowance at December 31, 2000 is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $212.0 million which expire in the years 2012 through 2020 and federal research and development tax credits of approximately $800,000 which expire in the years 2012 through 2020.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

     Utilization of the Company's net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

14. OWNERSHIP INTEREST IN MARKETPLACE COMPANIES

     On January 24, 2000, Ventro, DuPont, IBM and @ Ventures, the venture capital division of CMGI, Inc., announced the formation of Industria, a business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as the contribution of technology, Ventro received an ownership interest in Industria of approximately 49%. The investment is accounted for using the equity method.

     On April 11, 2000, Ventro and Entangible.com announced the formation of Amphire, a business-to-business e-commerce company in the food service market. As part of the formation of Amphire, Ventro acquired a portion of Entangible.com for cash and equity totaling $35 million. Ventro's ownership interest in Amphire was approximately 37% (see Note 20) at December 31, 2000. The investment is accounted for using the equity method. As of the date that Amphire was formed, April 11, 2000, Ventro's carrying value in Amphire, accounted for under the equity method, exceeded its share of the underlying equity in the net assets by $34.5 million. This excess relates to ownership interest acquired and was originally to be amortized over a three-year period. The remaining unamortized carrying value was written down in the fourth quarter to reflect the fair value of the investment at December 31, 2000. At December 31, 2000 the Company had guaranteed a $1.5 million line of credit in favor of Amphire. As part of the Amphire financing described in Note 20, the line of credit was retired.

     On August 3, 2000, Ventro and American Express Company, announced the formation of MarketMile, a new business-to-business e-commerce company in the business products and services market. For a cash investment of $9.0 million, Ventro obtained an ownership interest in MarketMile of approximately 35%. The investment is accounted for using the equity method.

     In addition, Ventro has approximately an 18.9% interest in Broadlane, a business-to-business e-commerce company in the healthcare industry that Ventro formed with Tenet Healthcare in January 2000. The investment is accounted for using the cost method.

     The following table outlines the Company's activity with its marketplace companies, accounted for under the equity method, for the year ended December 31, 2000 (in thousands):

                                      INITIAL      EQUITY LOSS    AMORTIZATION     WRITEDOWN     CARRYING
                                     INVESTMENT    OF INVESTEE    OF GOODWILL     OF GOODWILL     VALUE
                                        ($)            ($)            ($)             ($)          ($)
                                     ----------    -----------    ------------    -----------    --------
Industria..........................     5,000         5,000             --              --           --
Amphire............................    35,000         4,426          8,306          22,268           --
MarketMile.........................     9,000         2,897             --              --        6,103

     See Note 17 for a summary of the Company's activity with these marketplace companies since their inception.

15. CONTINGENCIES

  Broadlane

     Ventro entered into a technology and services agreement with Broadlane in 1999. The contract set forth a timetable for providing functionality and establishing a marketplace to provide e-commerce solutions for the high-volume, hospital and medical supplies market. Broadlane and its majority shareholder, Tenet Healthcare,

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

have stated their belief that the Company has failed to provide the technology required to operate the Broadlane marketplace. Ventro disputes this assertion and Broadlane's withholding of amounts billed for services rendered by the Company and not collected. As a result of this dispute, Broadlane and Tenet have told the Company that they will seek termination of the technology and services agreement and rescission of the issuance of Broadlane shares to the Company. If either of these events were to occur, the Company's financial position could be harmed and its opportunity to seek additional customers could be impaired.

MARKETMILE

     Ventro's agreements with MarketMile provide certain uptime and performance guarantees regarding the quality of our services. The Company's scheduled uptime guarantee assures MarketMile that, except during scheduled maintenance windows or during service outages or degradations caused by MarketMile, outages to its Internet operations will be repaired within specified time limits. Ventro's performance guarantee assures MarketMile that if the responsiveness of Internet operations falls below mutually agreeable levels, Ventro will restore the site to the appropriate levels within specified time limits. If Ventro fails to meet these guarantees, the Company may be required to credit a percentage of the fees paid for services, generally up to a maximum of 100% of all service fees accrued in the month of the outage. In addition, Ventro's contract with MarketMile provides a minimum pool of $5.0 million in damages in the event the Company fails to achieve certain defined contractual performance milestones. As of December 31, 2000 the Company has not issued any credits to MarketMile, or other marketplace customers, in connection with system uptime or performance. At December 31, 2000, the Company had recorded approximately $5.0 million of billings to MarketMile as a customer advance. These billings will not be reflected as reductions of operating expense by the Company until such time as all contractual milestones with MarketMile have been successfully achieved, and uncertainty regarding potential penalty provisions has been eliminated.

PROMEDIX AND CHEMDEX

     Contracts with Promedix and Chemdex customers and suppliers provide, in some cases, for cancellation notification periods longer than the Company provided. In some cases, shorter notification periods have caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of December 31, 2000 no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

GOVERNMENT REGULATIONS

     In addition to regulations applicable to businesses generally, the Company is or may be subject to direct regulation by governmental agencies which includes numerous laws and regulations generally applicable to the chemical, pharmaceutical, controlled substances, human and biological reagents, medical and in vitro devices, nuclear chemical businesses and environmental spills, as well as U.S. import and export controls and import controls of other countries. While the shutdown of Chemdex, Promedix and specialty MD may limit future regulatory and product liability risks, until all statutes of limitation have expired, certain legal risks will remain.

     The Company relied on their suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed to maintain the requisite records irrespective of the actions of the suppliers, or if either of us fails, in the future, to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then the Company may be

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

held legally responsible, since Company held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws.

     Finally, Company has relied upon their suppliers to obtain appropriate approvals for products regulated by the FDA and to comply with the requirements relating to those approvals and products. The failure of suppliers to obtain or comply with those approvals, or the failure of the product advertising or labeling to be consistent with the FDA approval for the products, or other failures by the products themselves, or our failure to keep regulatory records required by the FDA, such as complaint files, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity.

     Except as described in the next sentence, the Company is unaware of any current investigations, inquiries, citations, fines or allegations of violations or noncompliance relating to regulatory requirements pending by government agencies or by third parties against us. In February, 2001 the Company received a subpoena from the U.S. Department of Justice, Drug Enforcement Administration, for certain billing, invoice, and shipping records concerning sales to an unaffiliated purchaser. It is also possible that there may be investigations or allegations that the Company is not aware of or future investigations or allegations. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on the Company for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

OTHER

     The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

16. SEGMENT REPORTING

     During the year ended December 31, 1998, Ventro adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders.

     Due to the shut down of the Company's two operating exchanges, Chemdex, Promedix and Specialty MD, the Company has changed the composition of its reportable segments. The Company's Chemdex exchange, which sells life science research products to research scientists working in pharmaceutical and biotechnology companies and academic research institutions, and the Promedix exchange, which sells specialty medical products to healthcare professionals have been classified as discontinued operations (Note 18) and are no longer reported as part of segment reporting. After the shut down of Chemdex and Promedix the Company is operating in one segment, as a marketplace service provider to consortia (allocations of players in a given industry sector), private marketplaces (internal supply chains between select trading partners) and independent public marketplaces.

17. RELATED PARTY TRANSACTIONS

     For the year ended December 31, 2000, Ventro billed its affiliated marketplace companies, Broadlane, Industria, Amphire, and MarketMile, an aggregate of approximately $26.6 million. The billings were for services Ventro had provided or for charges such as rent that Ventro passed through to the affiliates. As of December 31, 2000, Ventro had collected $12.7 million of the amounts billed. The Company wrote off

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

$5.1 million due from Amphire and reserved $4.4 million related to Broadlane and $270,000 related to Industria. The $4.3 million net receivable is due from Industria ($2.1 million) and MarketMile ($2.2 million). Ventro management believes that collectibility of all amounts due from Industria and MarketMile are probable. All amounts billed to Amphire and Broadlane were either reserved as potentially uncollectible or written off at December 31, 2000. The net amount of receivables from related parties is included in the accompanying balance sheet at December 31, 2000.

     Approximately $3.3 million of the amounts billed and collected from marketplace companies were offset against Ventro's gross operating expenses during 2000. An additional $5.0 million of amounts billed and collected were not offset but were deferred pursuant to acceptance provisions of a service agreement with MarketMile.

18. DISCONTINUED OPERATIONS

     In December 2000, the Company's Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company's life sciences and specialty medical products marketplaces. The shut down of Chemdex, Promedix and SpecialtyMD is to be completed no later than March 31, 2001.

     Earlier in 2000, the Company had acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was
12.1 million shares of the Company's common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company's common stock valued at $107.7 million. Of the SpecialtyMD purchase price, to $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets comprised of $317.1 million related to the Promedix and SpecialtyMD acquisitions, $1.2 million related to the Biotechnology Industry Organization intangible asset and $8.4 million related to the VWR customer list intangible asset.

     No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented. Revenues from discontinued operations were $99.3 million (consisting of $97.9 million related to Chemdex and $1.4 million related to Promedix), $30.8 million and $29,000 for 2000, 1999 and 1998, respectively. Gross profit from discontinued operations was $5.7 million, $1.5 million and $7,000 for 2000, 1999 and 1998, respectively. The Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") and Emergency Issues Task Force 99-19 ("EITF 99-19"), "Recording Revenue Gross as a Principal versus Net as an Agent" in the fourth quarter of 2000. The adoption of SAB 101 and EITF 99-19 did not change the Company's revenue reporting because Chemdex and Promedex act as principals purchasing products from their suppliers and then resell them to their customers. Chemdex and Promedex assume the risks and rewards of ownership and, consequently, the Company included gross revenues from sales of product and related shipping fees, net of discounts and provisions for sales returns and other allowances, in net revenues of discontinued operations. The loss on disposal principally includes the write-off of intangibles of $326.7 million, severance pay, write down of equipment to its estimated recoverable amounts of $1.8 million, and accruals for estimated liabilities and estimated operating losses of $5.7 million during the phase out period for the discontinued businesses.

                               VENTRO CORPORATION

                        DECEMBER 31, 2000, 1999 AND 1998

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED
                               ---------------------------------------------------------------------------
                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                 1999        1999         1999            1999         2000        2000
                               ---------   --------   -------------   ------------   ---------   ---------
                                                             (IN THOUSANDS)
Operating Expenses:
  Research and development...   $    --    $     --     $     --        $     --     $  4,315    $   5,721
  Sales and marketing........        --          --           --              --        6,355        5,296
  General and
    administrative...........     1,002       2,000        2,588           2,335          914          608
  Restructuring and other
    charges..................        --          --           --              --           --           --
  Amortization of deferred
    stock based
    compensation.............        92         133          133             133          133          133
                                -------    --------     --------        --------     --------    ---------
  Total operating expenses...    (1,094)      2,133        2,721           2,468       11,717       11,758
                                -------    --------     --------        --------     --------    ---------
Operating loss...............    (1,094)     (2,133)      (2,721)         (2,468)     (11,717)     (11,758)
Interest expenses............       (25)        (59)         (60)            (60)         (47)      (4,307)
Interest income and other,
  net........................        55         245        1,321           1,578        1,683        4,660
Gain/loss on investment......        --          --           --              --       74,532      (45,292)
Loss on investment in
  strategic partners.........        --          --           --              --           --           --
Write-down of investment.....        --          --           --              --           --           --
Equity Loss..................        --          --           --              --       (1,702)      (6,603)
                                -------    --------     --------        --------     --------    ---------
Loss from continuing
  operations.................    (1,064)     (1,947)      (1,460)           (950)      62,749      (63,300)
Discontinued operations:
  Loss from discontinued
    operations, net of income
    tax......................    (5,745)    (10,558)     (12,539)        (14,310)     (33,336)     (56,322)
  Loss on disposal, net of
    income taxes.............        --          --           --              --           --           --
                                -------    --------     --------        --------     --------    ---------
Loss from discontinued
  operations.................    (5,745)    (10,558)     (12,539)        (14,310)     (33,336)     (56,322)
                                -------    --------     --------        --------     --------    ---------
Net income (loss)............   $(6,809)   $(12,505)    $(13,999)       $(15,260)    $ 29,413    $(119,622)
                                =======    ========     ========        ========     ========    =========

                                    THREE MONTHS ENDED
                               ----------------------------
                               SEPTEMBER 30,   DECEMBER 31,
                                  2000(1)          2000
                               -------------   ------------
                                      (IN THOUSANDS)
Operating Expenses:
  Research and development...    $  9,897       $  15,097
  Sales and marketing........       6,022           6,583
  General and
    administrative...........       1,531           3,546
  Restructuring and other
    charges..................          --           4,891
  Amortization of deferred
    stock based
    compensation.............         133             133
                                 --------       ---------
  Total operating expenses...      17,583          30,250
                                 --------       ---------
Operating loss...............     (17,583)        (30,250)
Interest expenses............      (4,237)         (4,222)
Interest income and other,
  net........................       4,229           3,670
Gain/loss on investment......          --              --
Loss on investment in
  strategic partners.........          --         (10,000)
Write-down of investment.....          --         (22,268)
Equity Loss..................      (6,324)         (6,000)
                                 --------       ---------
Loss from continuing
  operations.................     (23,915)        (69,070)
Discontinued operations:
  Loss from discontinued
    operations, net of income
    tax......................     (52,396)        (44,412)
  Loss on disposal, net of
    income taxes.............          --        (338,095)
                                 --------       ---------
Loss from discontinued
  operations.................     (52,396)       (382,507)
                                 --------       ---------
Net income (loss)............    $(76,311)      $(451,577)
                                 ========       =========

---------------
(1) The Company has reclassified to the appropriate operating expense categories, amounts previously reported as other revenue and associated cost of other revenues of $3.6 million related to services provided to investees in the third quarter of 2000. The reclassification had no impact on gross margins, operating losses or net loss as the Company is providing services and support at cost.

20. SUBSEQUENT EVENTS

  Investments

     In January, 2001, Ventro contributed $4.0 million in MarketMile's Series C Preferred Stock Financing.

     In February, 2001, Ventro contributed $2.0 million in Amphire's Series B Preferred Stock Financing.

  Bond Tender Offer

     In April 2000, Ventro incurred $250 million of indebtedness in connection with the sale of convertible subordinated notes. On February 20, 2001, the Company announced it is tendering for the repurchase of the convertible subordinated notes. The tender offer for the Notes will be $270 in cash per $1,000 principal amount, plus accrued and unpaid interest up to, but not including the date of payment. The Company is unable to predict what amount of cash will be required to retire the notes or whether it will succeed in retiring the notes.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Data Schedule. The financial statement Schedule
II -- VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 62.

        (2) Exhibits and Financial Statement Schedules. The following exhibits and financial statement schedules are filed as part of this report or are incorporated herein by reference:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   2.8     Form of Certificate of Merger between Chemdex Corporation
           and Ventro Corporation(4)
   3.1     Amended and Restated Certificate of Incorporation of
           Ventro(1)
   3.2*    Amended and Restated Bylaws of Ventro
   4.1     Specimen of Ventro Common Stock Certificate(4)
   4.2     Third Amended and Restated Investors' Rights Agreement dated
           March 24, 1999(1)
   4.3     Amendment dated May 12, 1999 to Third Amended and Restated
           Investors' Rights Agreement(1)
   4.4     Form of Indenture between Ventro and State Street Bank and
           Trust Company of California, N.A.(4)
   4.5     Form of Note(4)
  10.1*    Form of Indemnification Agreement between Ventro and each of its officers and directors
**10.2     Form of Change of Control Agreement between Ventro, each of its officers and certain employees(1)
**10.4     1998 Stock Plan, as amended, and form of option agreement(4)
**10.6     1999 Directors' Stock Plan(1)
**10.7*    Consultant agreement between Pierre Samec and Ventro
           Corporation
           dated December 1, 2000.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
**10.8*    Letter agreement between Robin Abrams and Ventro Corporation dated November 8, 2000.
**10.9*    Letter agreement between James Stewart and Ventro
           Corporation dated November 8, 2000.
  10.10    Standard Office Lease dated June 11, 1998 between Ventro and
           Fabian Partners II, a California General Partnership, as
           amended(1)
  10.11    Master Lease Agreement dated January 20, 1999, as amended, between Ventro and Comdisco, Inc.(1)
  10.12    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners III,
           L.P.(1)
  10.13    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners
           International III, L.P.(1)
  10.14    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Employee Fund III,
           L.P.(1)
  10.15    Payment Plan Agreement dated February 22, 1999 and related agreements between Ventro and Oracle Credit Corporation(1)
  10.16    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1010 Joaquin Road, Mountain
           View, California.(4)
  10.17    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1500 and 15550 Plymouth
           Street, Mountain View, California.(3)
  10.18    Form of warrant to purchase common stock of Healthcare
           Transaction Systems, Inc.(4)
  10.19*   Master Lease Agreement between Sun Microsystems Finance and
           Ventro Corporation dated June 27, 2000, as amended and
           related Letter of Credit dated June 22, 2000
  10.20*   Lease Agreement dated January 7, 2000 between 2755 E.
           Cottonwood Parkway, L.C. and Promedix.com
  21.1     Subsidiaries of Ventro(4)
  23.1*    Consent of Ernst & Young, Independent Auditors

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

(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (file 333-31774)

 *  Filed herewith

**  Indicates management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

None

                               VENTRO CORPORATION

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                        BALANCE AT     AMOUNTS                  BALANCE AT
                                                       BEGINNING OF   CHARGED TO                  END OF
                     DESCRIPTION                           YEAR        EXPENSES    WRITE-OFFS      YEAR
                     -----------                       ------------   ----------   ----------   ----------
Allowance for Doubtful Accounts:
  Year ended December 31, 2000.......................      $--          $4,646       $5,067       $9,713
  Year ended December 31, 1999.......................      $--          $   --       $   --       $   --
  Year ended December 31, 1998.......................      $--          $   --       $   --       $   --
  Period ended December 31, 1997.....................      $--          $   --       $   --       $   --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2001.

                                          VENTRO CORPORATION

                                          By:      /s/ DAVID P. PERRY
                                            ------------------------------------
                                                       David P. Perry
                                               President and Chief Executive
                                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                  TITLE                         DATE
                  ---------                                  -----                         ----
             /s/ DAVID P. PERRY                President, Chief Executive Officer    February 20, 2001
---------------------------------------------  and Director (Principal Executive
               David P. Perry                               Officer)

            /s/ JAMES G. STEWART                  Chief Financial Officer and        February 20, 2001
---------------------------------------------    Assistant Secretary (Principal
              James G. Stewart                         Financial Officer)

             /s/ BROOK H. BYERS                             Director                 February 20, 2001
---------------------------------------------
               Brook H. Byers

          /s/ JONATHAN D. CALLAGHAN                         Director                 February 20, 2001
---------------------------------------------
            Jonathan D. Callaghan

               /s/ JAN LESCHLY                              Director                 February 20, 2001
---------------------------------------------
                 Jan Leschly

            /s/ NAOMI O. SELIGMAN                           Director                 February 20, 2001
---------------------------------------------
              Naomi O. Seligman

            /s/ L. JOHN WILKERSON                           Director                 February 20, 2001
---------------------------------------------
              L. John Wilkerson

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   2.8     Form of Certificate of Merger between Chemdex Corporation
           and Ventro Corporation(4)
   3.1     Amended and Restated Certificate of Incorporation of
           Ventro(1)
   3.2*    Amended and Restated Bylaws of Ventro
   4.1     Specimen of Ventro Common Stock Certificate(4)
   4.2     Third Amended and Restated Investors' Rights Agreement dated
           March 24, 1999(1)
   4.3     Amendment dated May 12, 1999 to Third Amended and Restated
           Investors' Rights Agreement(1)
   4.4     Form of Indenture between Ventro and State Street Bank and
           Trust Company of California, N.A.(4)
   4.5     Form of Note(4)
  10.1*    Form of Indemnification Agreement between Ventro and each of its officers and directors
**10.2     Form of Change of Control Agreement between Ventro, each of its officers and certain employees(1)
**10.4     1998 Stock Plan, as amended, and form of option agreement(4)
**10.6     1999 Directors' Stock Plan(1)
**10.7*    Consultant agreement between Pierre Samec and Ventro
           Corporation
           dated December 1, 2000.
**10.8*    Letter agreement between Robin Abrams and Ventro Corporation dated November 8, 2000.
**10.9*    Letter agreement between James Stewart and Ventro
           Corporation dated November 8, 2000.
  10.10    Standard Office Lease dated June 11, 1998 between Ventro and
           Fabian Partners II, a California General Partnership, as
           amended(1)
  10.11    Master Lease Agreement dated January 20, 1999, as amended, between Ventro and Comdisco, Inc.(1)
  10.12    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners III,
           L.P.(1)
  10.13    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners
           International III, L.P.(1)
  10.14    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Employee Fund III,
           L.P.(1)
  10.15    Payment Plan Agreement dated February 22, 1999 and related agreements between Ventro and Oracle Credit Corporation(1)
  10.16    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1010 Joaquin Road, Mountain
           View, California.(4)
  10.17    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1500 and 15550 Plymouth
           Street, Mountain View, California.(3)
  10.18    Form of warrant to purchase common stock of Healthcare
           Transaction Systems, Inc.(4)
  10.19*   Master Lease Agreement between Ventro and Sun Microsystems
           Finance, dated June 27, 2000, as amended and related Letter of Credit dated June 22, 2000

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.20*   Lease Agreement dated January 7, 2000 between 2755 E.
           Cottonwood Parkway, L.C. and Promedix.com
  21.1     Subsidiaries of Ventro(4)
  23.1*    Consent of Ernst & Young, Independent Auditors

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

(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (file 333-31774)

 *  Filed herewith

**  Indicates management contract or compensatory plan or arrangement