Form 10-Q
period 2001-03-31
VENTRO CORP
filed 2001-05-15
CIK 1047499

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On April 30, 2001, 46,180,175 shares of the registrant's common stock, $.0002 par value per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VENTRO CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) Condensed Consolidated
         Balance Sheets as of March 31, 2001 and December 31, 2000...    1

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000..................    2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000..................    3

         Notes to Condensed Consolidated Financial Statements........    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10

Item 3.  Qualitative and Quantitative Disclosure about Market Risk...   18

                         PART II OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   19

Item 2.  Changes in Securities and Use of Proceeds...................   19

Item 3.  Defaults Upon Senior Securities.............................   19

Item 4.  Submission of Matters to a Vote of Securities Holders.......   19

Item 5.  Other Information...........................................   19

Item 6.  Exhibits and Reports on Form 8-K............................   19

SIGNATURE............................................................   21

                               VENTRO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................   $  70,967      $  91,348
  Short-term investments....................................      19,477         94,987
  Due from marketplace companies, net of allowances of
     $6,582 and $4,646......................................       4,068          4,269
  Other current assets......................................       4,127          6,303
  Current assets relating to discontinued operations........      18,847         15,620
                                                               ---------      ---------
          Total current assets..............................     117,486        212,527
Restricted cash.............................................       5,687          5,687
Property and equipment, net.................................      19,838         21,797
Ownership interest in marketplace companies.................       9,366          6,103
Other long-term assets, net.................................       4,339          9,333
Long-term assets relating to discontinued operations........       1,620          1,861
                                                               ---------      ---------
          Total assets......................................   $ 158,336      $ 257,308
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $   6,146      $   2,931
  Accrued compensation......................................       6,536          3,699
  Accrued expenses..........................................       7,519         14,423
  Customer advance..........................................       5,000          5,000
  Other current liabilities.................................         394            419
  Accrued liabilities relating to discontinued operations...      16,515         27,703
                                                               ---------      ---------
          Total current liabilities.........................      42,110         54,175
Notes payable, less current portion.........................      65,321        250,000
Other long-term liabilities.................................          75            206
Commitments and contingencies...............................          --             --
Stockholders' equity (deficit):
  Common stock, $.0002 par value; 175,000,000 shares
     authorized; 46,210 and 45,952 shares issued and
     outstanding............................................           9              9
  Additional paid-in capital................................     630,150        630,140
  Deferred compensation.....................................        (918)        (1,051)
  Accumulated deficit.......................................    (578,561)      (675,562)
  Accumulated other comprehensive income (loss).............         150           (609)
                                                               ---------      ---------
          Total stockholders' equity (deficit)..............      50,830        (47,073)
                                                               ---------      ---------
          Total liabilities and stockholders' equity
            (deficit).......................................   $ 158,336      $ 257,308
                                                               =========      =========

---------------
(1) Derived from audited financial statements

     See accompanying notes to condensed consolidated financial statements.

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Operating Expenses:
  Research and development..................................  $ 13,401    $  4,315
  Sales and marketing.......................................     4,984       6,355
  General and administrative................................     6,054         914
  Amortization of deferred stock based compensation.........       133         133
                                                              --------    --------
          Total operating expenses..........................    24,572      11,717
                                                              --------    --------
Operating loss..............................................   (24,572)    (11,717)
Interest expenses...........................................    (4,022)        (47)
Interest income and other, net..............................     2,491       1,683
Gain on investment..........................................        --      74,532
Equity Loss.................................................    (2,736)     (1,702)
                                                              --------    --------
Income (loss) from continuing operations....................   (28,839)     62,749
Discontinued operations:
  Loss from discontinued operations, net of income tax......        --     (33,336)
Extraordinary item -- gain from retirement of bonds, net....   125,840          --
                                                              --------    --------
          Net income........................................  $ 97,001    $ 29,413
                                                              ========    ========
Basic income (loss) per share from continuing operations....  $  (0.63)   $   1.64
                                                              ========    ========
Diluted income (loss) per share from continuing
  operations................................................  $  (0.63)   $   1.49
                                                              ========    ========
Basic loss per share from discontinued operations...........  $     --    $  (0.87)
                                                              ========    ========
Diluted loss per share from discontinued operations.........  $     --    $  (0.79)
                                                              ========    ========
Basic income per share from extraordinary item..............  $   2.73    $     --
                                                              ========    ========
Basic net income per share..................................  $   2.10    $   0.77
                                                              ========    ========
Diluted net income per share................................  $   2.10    $   0.70
                                                              ========    ========
Weighted average common shares outstanding used in computing
  basic net income per share................................    46,086      38,159
                                                              ========    ========
Weighted average common shares outstanding used in computing
  diluted net income per share..............................    46,086      42,184
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income (loss) from continuing operations................  $ (28,839)   $  62,749
Net loss from discontinued operations.......................         --      (33,336)
Extraordinary item..........................................    125,840           --
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.............................      2,420        1,515
  Amortization of deferred stock-based compensation.........        133          547
  Amortization of intangible assets.........................         --       20,823
  Equity loss...............................................      2,736        1,702
  Gain on investment........................................         --      (74,532)
  Gain from retirement of convertible notes.................   (125,840)          --
  Non-cash related to stock-option grants...................       (263)         104
Changes in operating assets and liabilities:
  Accounts receivable.......................................         --       (2,650)
  Due from marketplace companies............................        201           --
  Other current assets......................................        109       (3,210)
  Assets relating to discontinued operations................     (2,986)          --
  Other assets..............................................        439       (9,046)
  Accounts payable..........................................      3,215        6,883
  Accrued compensation......................................      2,837         (609)
  Accrued expenses..........................................     (9,257)       6,245
  Accrued liabilities relating to discontinued operations...    (11,188)          --
                                                              ---------    ---------
          Net cash used in operating activities.............    (40,443)     (22,815)
                                                              ---------    ---------
INVESTING ACTIVITIES
Purchases of property and equipment.........................       (461)      (8,640)
Purchases of short-term investments.........................   (177,959)    (221,456)
Maturities of short-term investments........................    254,229      257,808
Investment in marketplace companies.........................     (6,000)      (5,000)
Purchase of Promedix, net of cash...........................         --          222
Purchase of SpecialtyMD, net of cash........................         --           67
                                                              ---------    ---------
          Net cash provided by investing activities.........     69,809       23,001
                                                              ---------    ---------
FINANCING ACTIVITIES
Principal payments on notes payable and capital lease
  obligations...............................................    (50,020)         (87)
Issuance of warrants........................................         --          375
Issuance of common stock....................................        273        1,548
Payments of stockholders' notes receivable..................         --          939
                                                              ---------    ---------
          Net cash (used in) provided by financing
            activities......................................    (49,747)       2,775
                                                              ---------    ---------
Net (decrease) increase in cash and cash equivalents........    (20,381)       2,961
Cash and cash equivalents at beginning of period............     91,348       21,934
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  70,967    $  24,895
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of shares in connection with the acquisition of
  Promedix..................................................  $      --    $ 341,770
Issuance of shares in connection with the acquisition of
  SpecialtyMD...............................................  $      --    $ 103,708
Unrealized accounting gains (losses) on available-for-sale
  securities................................................  $     760    $ (31,687)
Other non-cash equity transactions..........................  $      --    $     608

     See accompanying notes to condensed consolidated financial statements.

                               VENTRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1. DESCRIPTION OF BUSINESS

     Ventro Corporation (the "Company" or "Ventro" or "We"), formerly known as Chemdex Corporation, is a provider of technology and services for business-to-business electronic commerce.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation. While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal 2000.

  Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The same number of common shares has been used to calculate per share amounts from continuing operations, discontinued operations and extraordinary items in 2001 in accordance with FAS 128 guidance.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards of reporting and display of comprehensive income and its components of net income (loss) and "Other Comprehensive Income." Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive were as follows (in thousands):

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
Net Income..................................................   $97,001     $ 29,413
Unrealized gains (losses) on available-for-sale
  securities................................................       760      (31,687)
                                                               -------     --------
Comprehensive income........................................   $97,761     $ (2,274)
                                                               =======     ========

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 4. BALANCE SHEET DETAILS

  Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Deposits and others.........................................   $  607         $  395
Deferred debt offering costs, net of accumulated
  amortization of $1,296 at March 31, 2001 and $991 at
  December 31, 2000.........................................    1,732          6,938
Long-term investments.......................................    2,000          2,000
                                                               ------         ------
          Total other long-term assets......................   $4,339         $9,333
                                                               ======         ======

  Investments

     During the three months ended March 31, 2000, Ventro recorded an accounting gain on its investment in Ariba, Inc. (formerly Tradex) of $74.5 million as a result of Tradex, a non-public company, being acquired by Ariba, a public company. The gain was recorded under guidance from Emerging Issues Task Force Bulletin 91-5 "Non-monetary Exchange of Cost-Method Investments."

NOTE 5. AFFILIATED MARKETPLACE COMPANIES

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

     Subsequent to March 31, 2001, Ventro and Industria have signed a letter pursuant to which Ventro has expressed an interest in acquiring certain Industria assets in satisfaction of amounts owed by Industria to Ventro.

     On April 11, 2000, Ventro and Entangible.com announced the formation of Amphire, a business-to-business e-commerce company in the food service market. As part of the formation of Amphire, Ventro acquired a portion of Entangible.com for cash and equity totaling $35 million. Ventro's ownership interest in Amphire was approximately 33.6% at March 31, 2001. As of the date that Amphire was formed, April 11, 2000, Ventro's carrying value in Amphire, accounted for under the equity method, exceeded its share of the underlying equity in the net assets by $34.5 million. This excess related to ownership interest acquired and was originally to be amortized over a three-year period. The remaining unamortized carrying value was written down in the fourth quarter to reflect the fair value of the investment at December 31, 2000. In January, 2001, Ventro contributed $2.0 million to Amphire's Series B Preferred Stock Financing. In connection with the financing, the Company terminated its technology and service agreements with Amphire. The investment is accounted for using the equity method.

     On August 3, 2000, Ventro and American Express Company announced the formation of MarketMile, a new business-to-business e-commerce company in the business products and services market. For cash investments of $13.0 million, $4.0 of which was made in January, 2001, Ventro holds an ownership interest in MarketMile of approximately 30%. The investment is accounted for using the equity method.

     At March 31, 2001, the Company had recorded approximately $5.0 million of billings to MarketMile as a customer advance. These billings will not be reflected as reductions of operating expense by the Company

                               VENTRO CORPORATION

                                   UNAUDITED

until such time as all contractual milestones with MarketMile have been successfully achieved, which Ventro considers unlikely as a result of the dispute described below.

     Subsequent to March 31, 2001, MarketMile has expressed to Ventro that MarketMile does not expect to utilize the Ventro technology solution and has asserted that Ventro has breached its contractual responsibilities. Ventro disputes this assertion. While the parties are in discussions to resolve the dispute, it could potentially result in litigation. Ventro is unable at this time to predict the extent, if any, of its financial exposures in this matter.

     At March 31, 2001, Ventro had approximately an 19% interest in Broadlane, a business-to-business e-commerce company in the healthcare industry that Ventro formed with Tenet Healthcare in January 2000. The investment was accounted for using the cost method.

     In April, 2001, Ventro and Broadlane settled several disputes between the two companies and severed relationships with each other. Under the terms of the agreement, Broadlane repurchased all of its common shares owned by Ventro and the parties resolved all disputes relating to amounts owed to Ventro for an aggregate payment to Ventro of $11 million. The payment was made in the form of a two year interest-bearing note from Broadlane which was guaranteed by Tenet Healthcare Corporation. A realized gain will be recorded on the settlement in the second quarter of 2001.

     The following table outlines the Company's equity investment activity with its marketplace companies from their inception in 2000 through March 31, 2001 (in thousands):

                                                          EQUITY LOSS   AMORTIZATION    WRITEDOWN    CARRYING
                                             INVESTMENT   OF INVESTEE   OF GOODWILL    OF GOODWILL    VALUE
                                                 $            ($)           ($)            ($)         ($)
                                             ----------   -----------   ------------   -----------   --------
Industria..................................     5,000        5,000            --             --          --
Amphire....................................    37,000        4,975         8,306         22,268       1,451
MarketMile.................................    13,000        5,084            --             --       7,916
Broadlane..................................        --          N/A            --             --          --

     For the three months ended March 31, 2001, Ventro billed the affiliated marketplace companies an aggregate of approximately $5.5 million. The billings were for services Ventro had provided and for charges such as rent that Ventro passed through to the affiliates. Approximately $1.9 million of amounts billed in the first quarter were reserved and $3.6 million of the amounts billed were offset against Ventro's gross operating expenses.

NOTE 6. CONVERTIBLE SUBORDINATED NOTES

     In April 2000, Ventro incurred $250 million of indebtedness in connection with the sale of convertible subordinated notes. The notes are due in 2007, bear annual interest at 6%, and are convertible at the option of the holder into the Company's common stock at a price of $90.78 per share. Original issuance costs were approximately $9.3 million and are being amortized to interest expense over the life of the notes.

     In March 2001, the Company repurchased $185 million of the convertible subordinated notes for $270 in cash per $1,000 principal amount, plus accrued and unpaid interest up to, but not including the date of payment. The transaction resulted in an extraordinary gain of $125.8 million, consisting of a gain of $135 million due to the discount, offset by the write-off of $6 million in issue costs associated with the original issuance of the notes in April 2000 as well as $3.2 million of costs associated with the retirement of the notes. At March 31, 2001, remaining unamortized issue costs included in other assets were approximately $1.7 million.

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 7. CONTINGENCIES

  Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers provide, in some cases, for cancellation notification periods longer than the Company provided. In some cases, shorter notification periods have caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of March 31, 2001 no customer or supplier of Promedix or Chemdex had filed a formal complaint against the Company.

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

     The Company relied on their suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed to maintain the requisite records irrespective of the actions of the suppliers, or if either of us fails, in the future, to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then the Company may be held legally responsible, since Company held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws.

     Additionally, Company has relied upon its suppliers to obtain appropriate approvals for products regulated by the FDA and to comply with the requirements relating to those approvals and products. The failure of suppliers to obtain or comply with those approvals, or the failure of the product advertising or labeling to be consistent with the FDA approval for the products, or other failures by the products themselves, or our failure to keep regulatory records required by the FDA, such as complaint files, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity.

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

                               VENTRO CORPORATION

                                   UNAUDITED

matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 8. DEFERRED STOCK-BASED COMPENSATION

     The Company recorded deferred compensation for options granted in fiscal year ended December 31, 1998 and 1999, for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with FASB Interpretation No. 28. As of March 31, 2001, the Company had recorded aggregate deferred stock compensation of $8.7 million, $6.6 million of which was associated with discontinued operations. The deferred stock compensation is being amortized over the vesting periods of the stock options. The company recognized $133,000 and $133,000 in stock compensation expense for the three months ended March 31, 2001 and 2000, respectively. Due to the workforce reduction in April, 2001, future deferred compensation expenses will be nominal.

NOTE 9. DISCONTINUED OPERATIONS

     In December 2000, the Company's Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company's life sciences and specialty medical products marketplaces. The shut down of Chemdex, Promedix and SpecialtyMD was completed in March 2001.

     In the first quarter of 2000, the Company had acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was 12.1 million shares of the Company's common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company's common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets.

     No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented. Revenues from discontinued operations were $24.2 million (consisting of $24.2 million related to Chemdex and $0 related to Promedix), and $23.3 million for the three months ended March 31, 2001 and 2000, respectively. Gross profit from discontinued operations was $1.2 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively.

     During the three months ended March 31, 2001, the Company incurred operating losses of approximately $5.2 million and paid approximately $5.6 million for severance and other liabilities incurred to shut down Chemdex and Promedix. At March 31, 2001, accrued liabilities relating to discontinued operations amounted to $16.5 million. The amount is comprised of $11.2 million of accounts payable to vendors and $5.3 million of accruals for estimated costs to settle lease obligations and other contractual arrangements. Cash expenditures related to the liability balance of $16.5 million are expected to extend through June 2001. There have been no significant changes to our initial loss estimates.

NOTE 10. RESTRUCTURING

     Ventro recorded a $4.5 million restructuring charge in the fourth quarter of 2000 that included $500 thousand of cash charges to eliminate approximately 10 employee positions and approximately $3.8 million of non-cash charges for intangible assets associated with development projects that were cancelled. Substantially all of the charges were incurred in the fourth quarter of 2000. During the three

                               VENTRO CORPORATION

                                   UNAUDITED

months ended March 31, 2001, the Company paid approximately $200 thousand for professional service costs associated with fiscal 2000 actions.

NOTE 11. SUBSEQUENT EVENTS

     Shareholder and Bondholder Litigation

     On April 5, 2001, the Company received notice that a class action lawsuit has been filed and served on Ventro alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is aware of several other similar suits, including a bondholder complaint, that have been filed, only some of which have been served the Company. The Company believes it has meritorious defenses to the actions and intends to defend the suits vigorously.

     Restructuring

     In connection with efforts to improve efficiencies and accelerate cost cutting activities, Ventro recently announced it was reducing its workforce by approximately two-thirds. The Company anticipates this action, as well as write-downs and reserves with respect to certain assets and commitments, will result in an aggregate charge of between $10 million and $20 million during the second quarter. The Company anticipates that less than $10 million of this charge will require the use of cash. The ultimate amount of restructuring charges will be finalized in connection with the determination of financial results for the quarter ending June 30, 2001.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates", "believes", "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of Ventro believes that the expectations reflected in the forward-looking statements are reasonable; the Company cannot guarantee future results, performance, or achievements. For further information, refer to Management's Discussion and Analysis and the Risk Factors section of Ventro's Registration Statement on Form 10-K (File Number 0-26811).

OVERVIEW

PRESENTATION OF FINANCIAL INFORMATION

     In the quarter ended December 31, 2000, Ventro decided to restructure and shut down its two wholly owned marketplaces, Chemdex and Promedix. Accordingly, results of continuing operations for Ventro for the three months ending March 31, 2000 and 2001 have excluded the results of operations of Chemdex and Promedix. The results of operations for Chemdex and Promedix have been accounted for as discontinued operations. Aggregate non-recurring charges of approximately $386.1 million were recorded for the year ended December 31, 2000 in connection with restructuring and discontinued operations.

OVERVIEW

     Ventro Corporation (the "Company" or "Ventro" or "We"), formerly known as Chemdex Corporation, is a provider of technology and services for business-to-business electronic commerce. In the three months ended March 31, 2001, Ventro focused on providing technology and services as a Marketplace Service Provider to its existing minority owned marketplace customers. Technology and services provided to the two existing minority owned marketplaces are generally provided at cost, and do not result in revenues being recorded. Amounts related to billed costs of services provided are recorded by Ventro as offsets to related operating expenses incurred.

     Ventro does not anticipate any significant revenues for at least the next six months, as we are in the process of developing more fully our technology and services solutions. We will continue to invest in research and development and new technologies to develop and further enhance our offerings.

     Ventro expects to incur operating losses both on a quarterly and annual basis for the foreseeable future as we develop and enhance our technology and service offerings.

RESULTS OF OPERATIONS

     Revenues. Ventro has generated no revenues from the Company's service operations to date; revenues were derived primarily from product sales through the Chemdex and Promedix Marketplaces, and their operations have been discontinued. Recognition of future revenues, if any, will be dependent upon and in accordance with the terms of contracts entered into with new customers.

     Research and Development. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software in support of our marketplace customers. Research and development expenses from continuing operations increased from $4.3 million in the first quarter of 2000 to $13.4 million in the first quarter of 2001. The increases were primarily due to increased staffing and associated costs related to the design and development of our marketplace provider solution as well as lower cost recoveries from marketplace customers.

     We believe that our success is dependent in large part on continued enhancement and development of new solutions. Due to the restructuring which occurred in April, 2001, Ventro anticipates a significant reduction in future research and development expenses; however, such expenses are likely to represent a significant portion of ongoing operating expenses.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as, payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management. Sales and marketing expenses from continuing operations decreased to $5.0 million in the first quarter of 2001 from $6.4 million in the first quarter of 2000. The decreases were primary due to lower staffing levels and decreased marketing efforts. Due to the restructuring which occurred in April, 2001, Ventro anticipates a reduction in near term future sales and marketing expenses.

     General and Administrative. General and administrative expenses consist primarily of salaries, incentive payments, fees for professional services and lease expenses. General and administrative expenses from continuing operations increased to $6.1 million in the first quarter of 2001 from $0.9 million in the first quarter of 2000 due to increased incentive payments and lower cost recoveries from subsidiaries and marketplace investments. Due to the restructuring which occurred in April, 2001, Ventro anticipates a reduction in future general and administrative expenses.

     Amortization of Deferred Stock-Based Compensation. Deferred stock compensation is being amortized over the vesting periods of the stock options. For the three months ended March 31, 2001 and 2000, the Company recognized $133,000 and $133,000 in stock compensation expense, respectively. Due to the workforce reduction announced in the second quarter of 2001, we do not anticipate deferred compensation expenses to be material in the future periods.

     Interest Expense. Interest expense increased to $4.0 million from $47,000 for the three months ended March 31, 2001 and 2000, respectively. Interest expense consists primarily of interest related to convertible subordinated notes which were issued in April 2000, financed equipment and other financing arrangements. Interest on the subordinated notes of approximately $1.96 million is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2000. The deferred offering costs of the notes are being amortized as interest expense ratably over the term of the notes. Interest expense in future quarters is expected to be less than the $4.0 million recorded in the three months ended March 31, 2001 as the Company in March 2001 repurchased approximately $185 million of the $250 million of convertible notes previously outstanding.

     Interest Income and Other. Interest income and other, net, increased to $2.5 million from $1.7 million for the three months ended March 31, 2001 and 2000, respectively. Interest income and other, net has been derived primarily from earnings on investments in cash equivalents and short-term investments. Interest increased during 2001 and the second half of 2000 due to increased cash, cash equivalents and short-term investments resulting from the net proceeds of the Company's offering of 6% convertible subordinated notes in March 2000. Interest income for the next quarter is expected to be less than that recognized in the three months ended March 31, 2001 as a result of various uses of cash and investments and lower interest rates.

     Net Income (loss) from Continuing Operations. As a result of the changes described above, and the accounting gain we recorded on our investment in Ariba, Inc. (formerly Tradex) of $74.5 million, the net loss from continuing operations was $28.8 million for the three months ended March 31, 2001 compared to net income of $62.7 million for the three months ended March 31, 2000.

     For the three months ended March 31, 2001, Ventro billed the affiliated marketplace companies an aggregate of approximately $5.5 million. The billings were for services Ventro had provided and for charges such as rent that Ventro passed through to the affiliates. $1.9 million of amounts billed in the first quarter were reserved and $3.6 million of the amounts billed were offset against Ventro's gross operating expenses.

     Discontinued Operations. In December 2000, the Company's Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company's life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD was completed during the three months ended March 31, 2001. In the first quarter of 2000, the Company had acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was

12.1 million shares of the Company's common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company's common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. In the fourth quarter of 2000, the Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets comprised of $317.1 million related to the Promedix and SpecialtyMD acquisitions, $1.2 million related to the Biotechnology Industry Organization intangible asset and $8.4 million related to the VWR customer list intangible asset.

     No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented. Revenues from discontinued operations were $24.2 million (all related to Chemdex) and $23.3 million for the three months ended March 31, 2001 and 2000, respectively. Gross profit from discontinued operations was $1.2 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively.

     During the three months ended March 31, 2001, the Company incurred operating losses of approximately $5.2 million and paid approximately $5.6 million for severance and other liabilities incurred to shut down Chemdex and Promedix. At March 31, 2001, accrued liabilities relating to discontinued operations amounted to $16.5 million. The amount is comprised of $11.2 million of accounts payable to vendors and $5.3 million of accruals for estimated costs settle lease obligations and other contractual arrangements. Cash expenditures related to the liability balance of $16.5 million are expected to extend through June 2001.

     Extraordinary gain. In March 2001, the Company accepted for purchase from holders a principal amount of approximately $184.7 million of Convertible Subordinated Notes, which constitutes approximately 74% of the outstanding Notes. The total amount paid by the Company for the tendered notes was approximately $58.4 million, which was comprised of $270 per $1,000 principal amount of notes, accrued interest and transaction costs. The Company recognized a gain of approximately $125.8 million on the transaction, which was recorded in three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     In April 2000, Ventro completed an offering of 6% convertible subordinated notes payable in 2007 and realized net proceeds of $242.5 million. In March 2001, Ventro retired 74 percent of the convertible subordinated notes at $270 in cash per $1,000 principal amount plus accrued and unpaid interest up to, but not including, the date of payment. The net cost of retiring the notes was $58.4 million. As of March 31, 2000, our principal sources of liquidity included approximately $96.1 million of cash, cash equivalents, short-term investments and restricted cash as well as $3 million in equipment financing arrangements.

     Net cash used in operating activities totaled $40.4 million, which includes approximately $14 million related to discontinued operations, for the three months ended March 31, 2001. The net cash used in operating activities during this period was primarily due to net losses, which were partially offset by non-cash charges of depreciation and amortization of deferred compensation, amortization and write-downs of intangible assets, and increases in accounts payable, accrued expenses and accrued compensation.

     Net cash provided in investing activities totaled $69.8 million for the for the three months ended March 31, 2001. During this period, the Company invested $6 million into affiliated marketplace companies. In addition, during the three months ended March 31, 2001, the Company had net sales and maturities of $254.2 million of short-term investments.

     Net cash used in financing activities was $49.7 million for the three months ended March 31, 2001. Net cash used in financing activities resulted primarily from retiring $184.7 million of the outstanding $250 million of our 6% convertible subordinated notes in March 2001.

     In December 2000, we announced a plan to restructure our business by shutting down our wholly owned marketplaces, Chemdex and Promedix in order to focus on our evolving business model. In April 2001, Ventro announced a plan to further restructure the business, consisting of a significant reduction in the workforce, expected write-downs of operating assets, vacating certain leased facilities and canceling certain contracts.

Ventro expects to reduce recurring quarterly operating cash expenses to less than $7 million per quarter, once our restructuring actions are completed.

     Ventro's restructuring plans and the shutdown of Chemdex and Promedix were designed to lower its current level of operating expenses. While the shutdown of Chemdex and Promedix and the restructuring programs will reduce the Company's cash operating expenses, the Company's ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of its new business plan, including development of a viable offering of technology and services.

INVESTMENT CONSIDERATIONS

     Our actual results may differ materially from those expressed in any forward-looking statement as a result of certain factors, including but not limited to those set forth below and included in other portions of this document.

RECENTLY, WE HAVE MADE SUBSTANTIAL CHANGES IN OUR BUSINESS MODEL AND SHUT DOWN THE BUSINESSES THAT HAD PROVIDED ALL OF OUR REVENUES SINCE INCEPTION

     In each December 2000 and April 2001, Ventro initiated major restructurings that have substantially changed our business. Our plan to restore growth and achieve profitability will require significant transitions in product strategy and operating expenses. To date, we have not announced our product offering or a product roadmap. There can be no assurance that we will be successful in developing viable technology or service offerings.

OUR RESTRUCTURING MAY NOT SUFFICIENTLY REDUCE OPERATING EXPENSES

     Our restructuring plans were designed to lower our current level of operating expenses by reducing our marketing efforts, terminating or restructuring existing hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the restructurings will reduce cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our new business plan, and signing of new marketplace customers. As of March 31, 2001, we had working capital of $75.4 million and had an accumulated deficit of $578.6 million. During the three months ended March 31, 2001, we used cash in operating activities of $40.4 million. We can provide no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to successfully implement the restructuring and cost reduction measures could have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business.

WE HAVE A LIMITED OPERATING HISTORY AND AN UNDEFINED TECHNOLOGY AND SERVICE OFFERING, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS

     The success of Ventro is based on developing a viable technology and services offering, and then, securing new customers. This business model is not fully developed, not proven and depends upon our ability, among other things, to:

     - acquire and deploy a sufficient number of customers to achieve profitability;

     - develop and market technology and services solutions that achieve broad market acceptance by our customers;

     - extend our technology to support a wide range of hardware and software to meet the needs of a large range of customers with a variety of needs;

     - acquire or license third-party technologies and services that we require to deliver our services;

     - overcome publicity related to our public announcements of restructurings, shareholder litigation, the shutdown of our Chemdex and Promedix marketplaces, and potentially harmful publicity if current minority-owned marketplaces commence litigation against us or otherwise express dissatisfaction with our products and services, that may adversely affect potential customers' willingness to use our services; and

     - acquire customers operating in industries we have not served to date and provide them quality services.

     We may not successfully address these risks. If we do successfully address these risks, additional risks related to factors that are outside our control may prevent us from realizing sufficient revenues or profit margins to reach or sustain profitability. For example, existing and future customers may be unsuccessful in convincing users to adopt Internet-based purchasing solutions. Our customers may experience difficulties because of users' comfort with existing information gathering and purchasing habits, existing direct supplier relationships, the costs and resources required to switch purchasing methods, and the need for products and product information not offered through marketplaces. Marketplaces may experience problems with users as a result of security and privacy concerns, general reticence about technology or the Internet or the failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability.

ONE OF OUR CURRENT MARKETPLACE CUSTOMERS IS DISSATISFIED WITH OUR PRODUCT AND MAY COMMENCE LITIGATION.

     We entered into a technology and services agreement with MarketMile in 2000. The contract set forth a timetable for providing functionality and establishing a marketplace to provide e-commerce solutions for the business products and services market. MarketMile has informed the Company they are dissatisfied with the Company's e-commerce solution. MarketMile has expressed to Ventro that MarketMile does not expect to utilize the Ventro solution and has asserted that Ventro has breached its contractual responsibilities. Ventro disputes this assertion. While the parties are in discussions to resolve the dispute, it could potentially result in litigation. Ventro is unable to predict the extent, if any, of its financial exposure in this matter.

WE MAY BE UNSUCCESSFUL IN NEGOTIATING CONTRACTS WITH NEW CUSTOMERS THAT ALLOW US TO BILL AND COLLECT FOR OUR SERVICES

     The nature of technology and services to be provided by us may not allow us to readily define services to be performed, products to be delivered and criteria for ensuring that our customers are satisfied with the technology that we provide and the services that we perform. We have experienced disputes with existing marketplace customers, and anticipate future contractual disputes, primarily related to billings for, and delivery of, technologies or services not specifically defined or priced under existing contractual language. In addition, the competitive marketplace for our services, size of potential marketplace customers, and early stage of our product and the market will make contractual negotiations difficult with potential new customers. There can be no assurance that we will be successful in negotiating contracts with new marketplace customers that will allow us to profitably deliver services under the contract, bill for such services, ultimately collect amounts that are billed, and record revenues.

VENTRO HAS A HISTORY OF LOSSES, NO SIGNIFICANT REVENUES, EXPECT TO CONTINUE TO INCUR SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOW; VENTRO MAY NEVER BE PROFITABLE

     We have derived revenues solely from product sales through our Chemdex and Promedix marketplaces, and their operations have been discontinued. In addition, it is unlikely that we will recognize any revenue in the future related to our affiliated marketplaces. It is anticipated that contracts with new marketplace customers will provide for billings and revenues in accordance with the terms of the contracts, although there is no assurance that the Company will be successful in identifying new customers, or negotiating commercially acceptable contractual provisions that will allow recording of revenues. Accordingly, we have little basis upon which to anticipate any revenues. Ventro has spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. There can be no assurance that we will ever be profitable.

WE ARE A HIGHLY LEVERAGED COMPANY

     At March 31, 2001, $65.3 million of our convertible subordinated notes remain outstanding. The annual interest payments on the Notes are $3.9 million. During the first quarter of 2001, the Company used $40.4 million more cash in operations than it generated. Accordingly, we need to generate substantial amounts of cash from operations to fund interest payments and to repay the principal amount of this debt when it matures, while at the same time funding our working capital needs. If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. The notes could be declared immediately due and payable if we do not make timely interest payments. If we cannot meet our debt obligations, we may not be able to develop and sell new technologies and services, respond to changing economic conditions adequately or otherwise fund our business.

OUR FINANCIAL PERFORMANCE AND WORKFORCE REDUCTION MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL

     In connection with the evolution of our business model and in order to reduce our cash expenses, in both December 2000 and April 2001 we announced significant workforce reductions. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

IF OUR COMMON STOCK PRICE FALLS BELOW AND REMAINS UNDER $1.00, OR IF WE OTHERWISE FAIL TO COMPLY WITH NASDAQ RULES, OUR COMMON STOCK IS LIKELY TO BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD ELIMINATE THE TRADING MARKET FOR OUR COMMON STOCK

     If the market price for our common stock remains below $1.00 per share for thirty consecutive days, our market capitalization falls below $35 million, our net tangible assets fall below $4 million, or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock.

     In a letter received following the filing of Ventro's annual report on Form 10K for the year ended December 31, 2000, the NASDAQ staff informed Ventro of their determination that our net tangible assets did not meet the minimum $4,000,000 net tangible assets requirement for continued listing on the NASDAQ National Market. NASDAQ staff invited us to submit a plan for achieving compliance with the requirements and also stated that if the plan did not adequately address the issue then our securities would be delisted. In April 2001, we filed an 8K which displayed sufficient net tangible assets due to the purchase or our convertible subordinated notes and the extraordinary gain we recorded on the transaction.

WE ARE HIGHLY DEPENDENT ON INTELLECTUAL AND ON PRODUCTS LICENSED OR PURCHASED FROM THIRD PARTIES PROPERTY AND EXPOSED TO LEGAL LIABILITY FOR INFRINGEMENT

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

WE HAVE BEEN SUBJECT TO GOVERNMENT REGULATION THAT EXPOSES US TO POTENTIAL LIABILITY AND NEGATIVE PUBLICITY

     In the past Ventro relied upon our suppliers to meet all packaging, distribution, labeling, hazard and health information notices to purchasers, record keeping, licensing, and other regulatory requirements applicable to our business during the entire transaction. Our reliance on suppliers' regulatory due diligence assessment of purchasers and the compliance by suppliers and purchasers with applicable governmental regulations may not have been sufficient if we are held to need our own licenses. For example, if we are held to be a seller or a distributor of regulated products because we did take legal title, we may have inadvertently violated some governmental regulations by not having the appropriate license or permit or by not properly maintaining appropriate records, and may be subject to potentially severe civil or criminal penalties and fines for each offense. Thus, while we attempt to transfer responsibility for compliance with these requirements to suppliers through our legal arrangements with them, that transfer may be inadequate, unclear, or incomplete. We are aware that some of our prior sales may have been made in the absence of our having the requisite local, state, or federal license or permit or in the absence of required record keeping or other compliance. We may be subject to potentially severe civil and criminal penalties and fines for each of these sales, which could have a material adverse impact on our business, revenues, results of operations and financial condition. In addition to these prior sales, we are unable to verify that our suppliers have in the past complied, or will in the future comply, with the applicable governmental regulatory requirements, or that their actions are adequate or sufficient to satisfy all governmental or other legal requirements that may be applicable to our sales. We could be fined or exposed to significant civil or criminal liability, including monetary fines and injunctions, and we could receive potential negative publicity, if the applicable governmental regulatory requirements have not been, or are not being, fully met by our suppliers or by us. Negative publicity, fines and liabilities could also occur if an unqualified person, or even a qualified customer, lacks the appropriate license or permits to sell, use or ship, or improperly receives a dangerous or unlicensed product through the Chemdex or Promedix marketplace. We do not maintain any reserves for potential liabilities resulting from government regulation. It is also possible that a number of laws and regulations may be adopted or interpreted in the United States and abroad with particular applicability to the Internet.

WE ANTICIPATE OUR OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER

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

     - changes in our pricing policies or those of our competitors; and

     - the amount of credits that we may be required to issue to our current customers if we fail to deliver our services pursuant to contractual arrangements.

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

     Our current and future levels of operating expenses and capital expenditures are based largely on our operating plans and estimates of future billings and revenues. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

OUR BUSINESS WILL INVOLVE A LENGTHY AND UNPREDICTABLE SALES CYCLE

     The sales cycle for the target customers of the technology and services we anticipate providing tends to be lengthy and because we have no new customers to date, our sales cycle may be somewhat longer than those of our more established competitors. The unpredictability of the length of our sales cycle could make it difficult to forecast revenue and plan expenditures. Additionally, any delays in deployment of our services related to our inexperience with a type of business or the size or complexity of the account would delay our ability to recognize revenue from that account. Such delays could adversely affect our financial results.

OUR BUSINESS WILL SUFFER IF WE DO NOT ENHANCE OR INTRODUCE NEW SERVICES AND UPGRADES TO MEET CHANGING CUSTOMER REQUIREMENTS

     The market for Internet technology and services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. If we do not develop technology that can respond to these changes the probability of us obtaining new customers will be remote. In particular, we are designing our technology to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We can make no assurances, however, that future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to hardware and software configurations and network infrastructures.

     If we do not develop, license or acquire new services, or deliver enhancements to existing products on a timely and cost-effective basis, we may be unable to meet the growing demands of potential customers. In addition, as we introduce new services or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, delay in market acceptance of our services or customer claims against us, any of which could harm our business.

WE FACE RISKS ASSOCIATED WITH SHAREHOLDER AND BONDHOLDER LITIGATION

     Several class action lawsuits has been filed and served on Ventro alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

  Market Risk Disclosure

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Shareholder and Bondholder Litigation

     On April 5, 2001, we received notice that a class action lawsuit has been filed and served on Ventro alleging that the Company and certain individuals made false and misleading statements and related claims under federal securities laws. We are aware of several other similar suits that have been filed by other shareholders and by certain owners of the Company's debt securities, only some of which have been served on us. The Company believes that it has meritorious defenses to the actions and intends to defend the suits vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

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

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
   2.8     Form of Certificate of Merger between Chemdex Corporation
           and Ventro Corporation(4)
   3.1     Amended and Restated Certificate of Incorporation of
           Ventro(1)
   3.2     Amended and Restated Bylaws of Ventro(5)
   4.1     Specimen of Ventro Common Stock Certificate(4)
   4.2     Third Amended and Restated Investors' Rights Agreement dated
           March 24, 1999(1)
   4.3     Amendment dated May 12, 1999 to Third Amended and Restated
           Investors' Rights Agreement(1)
   4.4     Form of Indenture between Ventro and State Street Bank and
           Trust Company of California, N.A.(4)
   4.5     Form of Note(4)
  10.1     Form of Indemnification Agreement between Ventro and each of its officers and directors(5)
**10.2     Form of Change of Control Agreement between Ventro, each of its officers and certain employees(1)
**10.4     1998 Stock Plan, as amended, and form of option agreement(4)
**10.6     1999 Directors' Stock Plan(1)
**10.7     Consultant agreement between Pierre Samec and Ventro
           Corporation (5) dated December 1, 2000.

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
**10.8     Letter agreement between Robin Abrams and Ventro Corporation dated November 8, 2000.(5)
**10.9     Letter agreement between James Stewart and Ventro
           Corporation dated November 8, 2000.(5)
  10.10    Standard Office Lease dated June 11, 1998 between Ventro and
           Fabian Partners II, a California General Partnership, as
           amended.(1)
  10.11    Master Lease Agreement dated January 20, 1999, as amended, between Ventro and Comdisco, Inc.(1)
  10.12    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners III,
           L.P.(1)
  10.13    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners
           International III, L.P.(1)
  10.14    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Employee Fund III,
           L.P.(1)
  10.15    Payment Plan Agreement dated February 22, 1999 and related agreements between Ventro and Oracle Credit Corporation.(1)
  10.16    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1010 Joaquin Road, Mountain
           View, California.(4)
  10.17    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1500 and 15550 Plymouth
           Street, Mountain View, California.(3)
  10.18    Form of warrant to purchase common stock of Healthcare
           Transaction Systems, Inc.(4)
  10.19    Master Lease Agreement between Ventro and Sun Microsystems
           Finance, dated June 27, 2000, as amended and related Letter of Credit dated June 22, 2000.(5)
  10.20    Lease Agreement dated January 7, 2000 between 2755 E.
           Cottonwood Parkway, L.C. and Promedix.com.(5)
  10.21*   Termination Agreement dated April 20, 2001 between Ventro
           and Broadlane, Inc.
  21.1     Subsidiaries of Ventro.(4)

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

(5) Incorporated by reference to the corresponding Exhibit previously filed as an exhibit to Registrant's Form 10-K filed with the Commission on February 26, 2001.

 *  Filed herewith

**  Indicates management contract or compensatory plan or arrangement

     Reports on Form 8-K:

     (1) On April 10, 2001, Ventro filed a report on Form 8-K and on April 11, 2001 a Form 8-K/A announcing the results of the registrant's offer to purchase its outstanding 6% Convertible Subordinated Notes.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.

                                          VENTRO CORPORATION

                                          By      /s/ DAVID P. PERRY
                                          --------------------------------------
                                                      David P. Perry
                                                 Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
   2.8     Form of Certificate of Merger between Chemdex Corporation
           and Ventro Corporation(4)
   3.1     Amended and Restated Certificate of Incorporation of
           Ventro(1)
   3.2     Amended and Restated Bylaws of Ventro(5)
   4.1     Specimen of Ventro Common Stock Certificate(4)
   4.2     Third Amended and Restated Investors' Rights Agreement dated
           March 24, 1999(1)
   4.3     Amendment dated May 12, 1999 to Third Amended and Restated
           Investors' Rights Agreement(1)
   4.4     Form of Indenture between Ventro and State Street Bank and
           Trust Company of California, N.A.(4)
   4.5     Form of Note(4)
  10.1     Form of Indemnification Agreement between Ventro and each of its officers and directors(5)
**10.2     Form of Change of Control Agreement between Ventro, each of its officers and certain employees(1)
**10.4     1998 Stock Plan, as amended, and form of option agreement(4)
**10.6     1999 Directors' Stock Plan(1)
**10.7     Consultant agreement between Pierre Samec and Ventro
           Corporation (5) dated December 1, 2000.
**10.8     Letter agreement between Robin Abrams and Ventro Corporation dated November 8, 2000.(5)
**10.9     Letter agreement between James Stewart and Ventro
           Corporation dated November 8, 2000.(5)
  10.10    Standard Office Lease dated June 11, 1998 between Ventro and
           Fabian Partners II, a California General Partnership, as
           amended.(1)
  10.11    Master Lease Agreement dated January 20, 1999, as amended, between Ventro and Comdisco, Inc.(1)
  10.12    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners III,
           L.P.(1)
  10.13    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Partners
           International III, L.P.(1)
  10.14    Warrant to Purchase Shares of Common Stock of Ventro dated
           March 24, 1999 between Ventro and Galen Employee Fund III,
           L.P.(1)
  10.15    Payment Plan Agreement dated February 22, 1999 and related agreements between Ventro and Oracle Credit Corporation.(1)
  10.16    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1010 Joaquin Road, Mountain
           View, California.(4)
  10.17    Office Lease dated August 13, 1999 between Ventro and Alza
           Corporation for space located at 1500 and 15550 Plymouth
           Street, Mountain View, California.(3)
  10.18    Form of warrant to purchase common stock of Healthcare
           Transaction Systems, Inc.(4)
  10.19    Master Lease Agreement between Ventro and Sun Microsystems
           Finance, dated June 27, 2000, as amended and related Letter of Credit dated June 22, 2000.(5)
  10.20    Lease Agreement dated January 7, 2000 between 2755 E.
           Cottonwood Parkway, L.C. and Promedix.com.(5)
  10.21*   Termination Agreement dated April 20, 2001 between Ventro
           and Broadlane, Inc.
  21.1     Subsidiaries of Ventro.(4)

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

(5) Incorporated by reference to the corresponding Exhibit previously filed as an exhibit to Registrant's Form 10-K filed with the Commission on February 26, 2001.

 *  Filed herewith

**  Indicates management contract or compensatory plan or arrangement