Form 10-Q
period 2001-06-30
VENTRO CORP
filed 2001-08-14
CIK 1047499

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 2001, 46,183,577 shares of the registrant's common stock, $.0002 par value per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VENTRO CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:
         Balance Sheets as of June 30, 2001 and December 31, 2000....    1
         Statements of Operations for the Three and Six Months Ended
         June 30, 2001 and 2000......................................    2
         Statements of Cash Flows for the Six Months Ended June 30,
         2001 and 2000...............................................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3.  Qualitative and Quantitative Disclosure about Market Risk...   20

                        PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   20
Item 2.  Changes in Securities and Use of Proceeds...................   20
Item 3.  Defaults Upon Senior Securities.............................   20
Item 4.  Submission of Matters to a Vote of Securities Holders.......   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURE............................................................   23

                               VENTRO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................   $  39,472      $  91,348
  Short-term investments....................................      14,776         94,987
  Due from marketplace companies, net.......................       3,280          4,269
  Other current assets......................................       2,386          6,303
  Current assets relating to discontinued operations........       1,350         15,620
                                                               ---------      ---------
          Total current assets..............................      61,264        212,527
Restricted cash.............................................       8,687          5,687
Property and equipment, net.................................       7,270         21,797
Ownership interest in marketplace companies.................       6,462          6,103
Other long-term assets, net.................................       2,668          9,333
Long-term assets relating to discontinued operations........          --          1,861
                                                               ---------      ---------
          Total assets......................................   $  86,351      $ 257,308
                                                               =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $   2,377      $   2,931
  Accrued compensation......................................       1,487          3,699
  Accrued expenses..........................................      11,878         14,423
  Customer advance..........................................       5,000          5,000
  Other current liabilities.................................         291            419
  Accrued liabilities relating to discontinued operations...       1,390         27,703
                                                               ---------      ---------
          Total current liabilities.........................      22,423         54,175
Notes payable, less current portion.........................       8,803        250,000
Other long-term liabilities.................................          19            206
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Common stock, $.0002 par value; 175,000,000 shares
     authorized; 46,184 and 45,952 shares issued and
     outstanding............................................           9              9
  Additional paid-in capital................................     629,264        630,140
  Deferred compensation.....................................          --         (1,051)
  Accumulated deficit.......................................    (574,293)      (675,562)
  Accumulated other comprehensive income (loss).............         126           (609)
                                                               ---------      ---------
          Total stockholders' equity (deficit)..............      55,106        (47,073)
                                                               ---------      ---------
          Total liabilities and stockholders' equity
            (deficit).......................................   $  86,351      $ 257,308
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

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                 ---------------------    --------------------
                                                   2001        2000         2001        2000
                                                 --------    ---------    --------    --------
Net revenues...................................  $     --    $      --    $     --    $     --
Cost of revenues...............................        --           --          --          --
  Gross profit.................................        --           --          --          --
                                                 --------    ---------    --------    --------
Operating Expenses:
  Research and development.....................     5,391        5,721      18,792      10,036
  Sales and marketing..........................     2,330        5,296       7,314      11,651
  General and administrative...................     3,166          608       9,220       1,522
  Restructuring and settlement charges.........    14,650           --      14,650          --
  Amortization of deferred stock-based
     compensation..............................        44          133         177         266
                                                 --------    ---------    --------    --------
  Total operating expenses.....................    25,581       11,758      50,153      23,475
                                                 --------    ---------    --------    --------
Operating loss.................................   (25,581)     (11,758)    (50,153)    (23,475)
Interest expenses..............................    (1,209)      (4,307)     (5,231)     (4,354)
Interest income and other, net.................     1,226        4,660       3,717       6,343
Gain (loss) on investment......................      (585)     (45,292)       (585)     29,240
Equity loss....................................    (2,905)      (6,603)     (5,641)     (8,305)
                                                 --------    ---------    --------    --------
Loss from continuing operations................   (29,054)     (63,300)    (57,893)       (551)
Discontinued operations:
  Loss from discontinued operations, net of
     income tax................................        --      (56,322)         --     (89,658)
Extraordinary item -- gain from retirement of
  bonds, net...................................    33,322           --     159,162          --
                                                 --------    ---------    --------    --------
          Net income (loss)....................  $  4,268    $(119,622)   $101,269    $(90,209)
                                                 ========    =========    ========    ========
Basic and diluted loss per share from
  continuing operations........................  $  (0.63)   $   (1.42)   $  (1.26)   $  (0.01)
                                                 ========    =========    ========    ========
Basic and diluted loss per share from
  discontinued operations......................  $     --    $   (1.27)   $     --    $  (2.17)
                                                 ========    =========    ========    ========
Basic and diluted income per share from
  extraordinary item...........................  $   0.72    $      --    $   3.45    $     --
                                                 ========    =========    ========    ========
Basic and diluted net income (loss) per
  share........................................  $   0.09    $   (2.69)   $   2.20    $  (2.18)
                                                 ========    =========    ========    ========
Weighted average common shares outstanding used
  in computing basic and diluted net income per
  share........................................    46,163       44,499      46,124      41,329
                                                 ========    =========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                               VENTRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income from continuing operations.......................  $ (57,893)   $    (551)
Net loss from discontinued operations.......................         --      (89,658)
Extraordinary item..........................................    159,162           --
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................      4,146        6,194
  Amortization of deferred stock-based compensation.........        177        1,093
  Amortization of intangible assets.........................         --       55,498
  Equity loss...............................................      5,641        8,305
  Non-cash restructuring and settlement charges.............      6,844           --
  Gain on investment........................................         --      (29,240)
  Write-down of investment..................................        585           --
  Gain from retirement of bonds.............................   (159,162)          --
  Non-cash charges related to stock-option grants...........         42          120
Changes in operating assets and liabilities:
  Accounts receivable.......................................         --        1,119
  Due from marketplace companies............................         --       (4,690)
  Other current assets......................................      1,890       (9,755)
  Assets relating to discontinued operations................     16,130           --
  Other long term assets....................................       (241)      (7,161)
  Accounts payable..........................................       (554)     (11,273)
  Accrued compensation......................................     (2,212)       1,433
  Accrued expenses..........................................    (10,321)       8,608
  Accrued liabilities relating to discontinued operations...    (26,313)          --
                                                              ---------    ---------
         Net cash used in operating activities..............    (62,079)     (69,958)
                                                              ---------    ---------
INVESTING ACTIVITIES
Purchase of property and equipment..........................       (693)     (14,207)
Purchases of short-term investments.........................   (240,217)    (269,439)
Sale and maturities of short-term investments...............    321,163      339,127
Increase in restricted cash.................................     (3,000)          --
Investment in marketplace companies.........................     (6,000)      (8,388)
Purchase of Promedix, net of cash...........................         --          222
Purchase of SpecialtyMD, net of cash........................         --           67
                                                              ---------    ---------
         Net cash provided by investing activities..........     71,253       47,382
                                                              ---------    ---------
FINANCING ACTIVITIES
Principal payments on and repurchases of notes payable......    (60,931)        (103)
Net proceeds from issuance of convertible subordinated
  notes.....................................................         --      242,500
Principal payments on capital lease obligations and notes
  payable...................................................        (75)         (87)
Issuance of warrants........................................         --          375
Issuance of common stock under ESPP.........................        128        1,216
Proceeds from exercise of options...........................        132        1,114
Repurchase of common stock..................................       (304)          --
Payments of stockholders' notes receivable..................         --          985
                                                              ---------    ---------
         Net cash provided by (used-in) financing
         activities.........................................    (61,050)     246,000
                                                              ---------    ---------
Net increase in cash and cash equivalents...................    (51,876)     223,424
Cash and cash equivalents at beginning of period............     91,348       21,934
                                                              ---------    ---------
Cash and cash equivalents at end of period..................     39,472      245,358
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Note received upon sale of marketplace interest.............  $  11,000    $      --
Note transferred upon retirement of convertible debt........  $ (11,000)   $      --
Issuance of shares in connection with the acquisition of
  Promedix..................................................  $      --    $ 314,770
Issuance of shares in connection with the acquisition of
  SpecialtyMD...............................................  $      --    $ 103,708
Issuance of shares in connection with the investment in
  Amphire...................................................  $      --    $  31,614
Unrealized accounting loss on available-for-sale
  securities................................................  $    (735)   $     464
Other non-cash equity transactions..........................  $      --    $     608

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal 2000.

  Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The same number of common shares has been used to calculate per share amounts from continuing operations, discontinued operations and extraordinary items in 2001 in accordance with FAS 128 guidance.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards of reporting and display of comprehensive income and its components of net income (loss) and "Other Comprehensive Income." Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) were as follows (in thousands):

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------   -------------------
                                                          2001      2000        2001       2000
                                                         ------   ---------   --------   --------
Net Income (Loss)......................................  $4,268   $(119,622)  $101,269   $(90,209)
Unrealized gains (losses) on available for sale
  securities...........................................     (25)     31,223        735       (464)
                                                         ------   ---------   --------   --------
Comprehensive Income (Loss)............................  $4,243   $ (88,399)  $102,004   $(90,673)
                                                         ======   =========   ========   ========

                               VENTRO CORPORATION

                                   UNAUDITED

NOTE 4. BALANCE SHEET DETAILS

  Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
Deposits and other..........................................   $1,029        $  395
Deferred debt offering costs, net of accumulated
  amortization of $1,382 at June 30, 2001 and $991 at
  December 31, 2000.........................................      224         6,938
Long-term investments.......................................    1,415         2,000
                                                               ------        ------
          Total other long-term assets......................   $2,668        $9,333
                                                               ======        ======

NOTE 5. AFFILIATED MARKETPLACE COMPANIES

     On January 24, 2000, Ventro, DuPont, IBM and @ Ventures, the venture capital division of CMGI, Inc., announced the formation of Industria, a business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as the contribution of technology, Ventro received an ownership interest in Industria of approximately 49%. The investment was accounted for using the equity method. As of December 31, 2000, the equity investment in Industria had been reduced to $0.

     In the quarter ended June 30, 2001, Ventro acquired certain Industria assets and hired certain former Industria employees. The Company also entered into a mutual and general release in which Ventro and Industria terminated their technology and service agreement. Receivable balances as of June 30, 2001 have been collected or written down to $0 as a result of the agreement.

     On April 11, 2000, Ventro and Entangible.com announced the formation of Amphire, a business-to-business e-commerce company in the food service market. Ventro acquired a minority interest in Amphire for cash and equity totaling $35 million. Ventro's ownership interest in Amphire was approximately 35.6% at June 30, 2001. In January, 2001, Ventro contributed $2.0 million to Amphire's Series B Preferred Stock Financing. In connection with the financing, the Company terminated its technology and service agreements with Amphire. The investment is accounted for using the equity method.

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

     In April 2001, MarketMile decided not to use Ventro's technology and asserted that Ventro had breached its contract with MarketMile. Ventro believes that it has not breached any of its contractual obligations to MarketMile. The parties are currently discussing a settlement that would avoid litigation, although there can be no assurance that the parties will reach agreement, nor that reserves and accruals will be adequate to encompass Ventro's financial exposure on this matter.

     At March 31, 2001, Ventro had approximately an 19% interest in Broadlane, a business-to-business e-commerce company in the healthcare industry that Ventro formed with Tenet Healthcare in January 2000. The investment was accounted for using the cost method.

     In April, 2001, Ventro and Broadlane settled several disputes between the two companies and severed relationships with each other. Under the terms of the agreement, Broadlane repurchased all of its shares owned by Ventro and the parties resolved all disputes relating to amounts owed to Ventro for an aggregate

                               VENTRO CORPORATION

                                   UNAUDITED

payment to Ventro of $11 million. The payment was made in the form of a two year interest-bearing note from Broadlane which was guaranteed by Tenet Healthcare Corporation. [See Note 6]

     The following table outlines the Company's equity investment activity with its marketplace companies for the six months ended June 30, 2001 (in thousands):

                                     CARRYING VALUE AT    ADDITIONAL    EQUITY LOSS OF    CARRYING VALUE AT
                                     DECEMBER 31, 2000    INVESTMENT       INVESTEE         JUNE 30, 2001
                                             $                $               $                   $
                                     -----------------    ----------    --------------    -----------------
Industria..........................           --               --              --                  --
Amphire............................           --            2,000           1,208                 792
MarketMile.........................        6,103            4,000           4,433               5,670
Broadlane..........................           --               --             N/A                  --

     For the three months and six months ended June 30, 2001, Ventro billed the affiliated marketplace companies approximately $0.1 million and $3.7 million, respectively, net of reserves. The billings were for charges incurred on behalf of the marketplace companies, services Ventro provided and facility rent that Ventro passed on.

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

     In March 2001, the Company repurchased $184.7 million of the convertible subordinated notes for $270 in cash per $1,000 principal amount, plus accrued and unpaid interest up to, but not including the date of payment. The transaction resulted in an extraordinary gain of $125.8 million, consisting of a gain of $135 million due to the discount, offset by the write-off of $6 million in issue costs associated with the original issuance of the notes in April 2000 as well as $3.2 million of costs associated with the retirement of the notes.

     In June 2001, the Company repurchased in private transactions $56.5 million in principal of its remaining outstanding convertible subordinated notes. Ventro paid approximately $11 million in cash and assigned an $11 million promissory note from Broadlane, Inc. as consideration for the Notes and the accrued interest thereon. The transactions resulted in an extraordinary gain of $33 million, consisting of a gain of $35 million due to the discount, offset by the write-off of $1.7 million in issue costs associated with the original issuance of the notes in April 2000 as well as $300,000 of costs associated with the retirement of the notes. At June 30, 2001, $8.8 million of convertible notes remained outstanding and the remaining unamortized issue costs were approximately $270,000.

NOTE 7. CONTINGENCIES

  Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers provide, in some cases, for cancellation notification periods longer than the Company provided. In some cases, shorter notification periods have caused inconvenience to customers and suppliers. However, as of June 30, 2001, no customer or supplier of Promedix or Chemdex had filed a formal complaint against the Company.

                               VENTRO CORPORATION

                                   UNAUDITED

  Shareholder and Bondholder Litigation

     The Company has received notice that two shareholder class action lawsuits have been filed. One alleges that the Company and certain individuals made false and misleading statements concerning the Company's business model and earnings for fiscal 2000, and the other alleges that certain investment banks, the Company and individuals made false and misleading statements relating to the Company's initial public offering. The Company also received notice in April that a class action lawsuit was filed on behalf of debt instrument holders alleging that the Company and certain individuals made false and misleading statements concerning the Company's business model and earnings for fiscal 2000. The Company believes it has meritorious defenses to the actions and intends to defend the suits vigorously.

  Other

     The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 8.   DEFERRED STOCK-BASED COMPENSATION

     The Company recorded deferred compensation for options granted in fiscal years ended December 31, 1998 and 1999, for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with FASB Interpretation No. 28. As of June 30, 2001, the Company had recorded aggregate deferred stock compensation of $8.7 million, $6.6 million of which was associated with discontinued operations. The deferred stock compensation has been amortized over the vesting periods of the stock options. Due to the workforce reduction in April 2001, the deferred compensation balance associated with these option grants has been eliminated.

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

     Revenues from discontinued operations were $0 and $24.2 million for the three months and six months ended June 30, 2001, respectively. The Company paid approximately $1.1 million and $6.7 million during the three months and six months ended June 30, 2001, respectively, for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At June 30, 2001, accrued liabilities relating to discontinued operations amounted to $1.4 million. The amount is comprised of $1.0 million of accounts payable to vendors and $0.4 million of accruals for estimated costs to settle lease and other contractual

                               VENTRO CORPORATION

                                   UNAUDITED

obligations. Cash expenditures related to the liability balance of $1.4 million are expected to extend through September 2001.

NOTE 10.   RESTRUCTURING AND SETTLEMENT CHARGES

     On April 26, 2001, the Company announced a restructuring plan in connection with its efforts to improve efficiencies and to cut operating costs. The restructuring included a workforce reduction, consolidation of excess facilities, write-offs and accruals with respect to certain assets and commitments, as well as termination of services with Broadlane, MarketMile and Industria.

     As a result, the Company recorded a net charge of $14.7 million during the three months ended June 30, 2001. This charge is reported as a component of net loss from continuing operations.

     The restructuring and settlement charge for the three months ended June 30, 2001 is comprised of the following (in thousands):

Workforce reduction........................................  $ 3,649
Facility and equipment lease costs.........................  $ 7,476
Write-off of assets........................................  $ 9,539
Marketplace companies settlements..........................  $(6,014)
                                                             -------
Total:.....................................................  $14,650
                                                             =======

     The workforce reduction charge of $3.6 million was primarily related to the cost of severance and related benefits for the termination of approximately 170 employees, or two-thirds of the Company's workforce.

     The estimated facility and equipment lease costs of $7.5 million consisted of $3.5 million of costs associated with closing the excess facilities in the Mountain View, California location and $4 million of lease costs of excess production equipment. The accrual of $7.5 million represents the difference between the remaining lease payments and the cost recoveries anticipated to result from subleases.

     The write-off of assets of $9.5 million is primarily related to property and equipment that was disposed of or no longer used in operations. The assets primarily consisted of computer equipment, production equipment and related software, office equipment and furniture. The write-off of assets of $9.5 million represents the difference between the net book value of the assets and the anticipated salvage values.

     During the three months ended June 30, 2001, cash payments relating to the restructuring totaled approximately $4.4 million. The Company expects the restructuring to be substantially complete by December 2001.

     The Company recorded a gain of $6 million in the quarter ended June 30, 2001 for the settlements and write-downs associated with its marketplace companies: Broadlane, Industria and MarketMile. The gain primarily consisted of receipt of an $11 million two year interest-bearing promissory note from Broadlance and cash and certain assets from Industria, offset by accruals and write-downs of receivables from the marketplace companies.

NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB has recently issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. The company will adopt the provisions of the statements for its recently announced acquisition of NexPrise, Inc. However, the Company has not yet evaluated the impact on this acquisition. Under the new rules, goodwill, if any, which results from the acquisition will not subject to amortization; rather, goodwill will be subject to annual impairment tests. Intangible assets with determinable lives will be

                               VENTRO CORPORATION

                                   UNAUDITED

amortized over those lives. The Company does not anticipate any retroactive impact from the adoption of these new statements.

NOTE 12.   SUBSEQUENT EVENTS

  Merger and Restructuring

     Ventro announced on July 16, 2001 that it had entered into a definitive agreement to purchase privately held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. On August 8, 2001, Ventro announced the transaction was completed. Under the terms of the stock purchase agreement, the expected cost of the transaction will be approximately $27 million, inclusive of liabilities assumed and transaction costs. As part of the transaction, Ventro assumed NexPrise's obligations under existing employee option plans, which will result in the issuance of up to 3.5 million Ventro shares, the value of which is included in the $27 million cost. Operations have been consolidated in Ventro's Mountain View headquarters. The consolidation has resulted in a reduction in the Ventro workforce of approximately 20 people. The Company anticipates this action and other associated write-offs and accruals will result in an aggregate charge of between $4 million and $6 million during the third quarter. As a combined company, Ventro expects to have approximately 140 employees and contractors.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of Ventro believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to Management's Discussion and Analysis and the Risk Factors section of Ventro's Registration Statement on Form 10-K (File Number 0-26811) and the section entitled "Investment Considerations" in this Form 10-Q.

PRESENTATION OF FINANCIAL INFORMATION

     In the quarter ended December 31, 2000, Ventro decided to restructure and shut down its two wholly owned marketplaces, Chemdex and Promedix. Accordingly, results of continuing operations for Ventro for the three and six month periods ending June 30, 2000 and 2001 have excluded the results of operations of Chemdex and Promedix. The results of operations for Chemdex and Promedix have been accounted for as discontinued operations. Aggregate charges of approximately $386.1 million were recorded for the year ended December 31, 2000 in connection with restructuring and discontinued operations.

OVERVIEW

     Ventro Corporation (the "Company" or "Ventro" or "We"), formerly known as Chemdex Corporation, is a provider of technology and services for business-to-business electronic commerce. In the three months and six months ended June 30, 2001, the technology and services provided to the two existing minority owned marketplaces were generally provided at cost, and did not result in revenues being recorded. Amounts related to billed costs of services provided were recorded by Ventro as offsets to related operating expenses incurred.

     Ventro announced on July 16, 2001 that it had entered into a definitive agreement to purchase privately held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. On August 8, 2001, Ventro announced the transaction was completed. Under the terms of the stock purchase agreement, the expected cost of the transaction will be approximately $27 million, inclusive of liabilities assumed and transaction costs. As part of the transaction, Ventro assumed NexPrise's obligations under existing employee option plans, which will result in the issuance of up to 3.5 million Ventro shares, the value of which is included in the $27 million cost. Operations have been consolidated in Ventro's Mountain View headquarters. The consolidation has resulted in a reduction in the Ventro workforce of approximately 20 people. The Company anticipates this action and other associated write-offs and accruals will result in an aggregate charge of between $4 million and $6 million during the third quarter. As a combined company, Ventro expects to have approximately 140 employees and contractors.

     Ventro expects to incur operating losses on a quarterly basis for at least the next twelve months as we develop and enhance our technology and service offerings.

RESULTS OF OPERATIONS

     Revenues. Ventro has generated no revenues from the Company's continuing operations to date; revenues were derived primarily from product sales through the Chemdex and Promedix marketplaces, and their operations have been discontinued. Recognition of future revenues, if any, will rely heavily upon the Company's ability to develop and sell a product based on NexPrise technology.

     Research and Development. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software in support of our marketplace customers. Research and development expenses from continuing operations decreased from $5.7 million for the three months ended June 30, 2000 to $5.4 million for the three months ended June 30, 2001 and increased from $10 million for the six months ended June 30, 2000 to $18.8 million for the six months ended June 30, 2001. The increase for the six months ended June 30, 2001 was primarily due to increased staffing and associated costs related to the design and development of our marketplace provider solution as well as lower cost recoveries from marketplace customers. The decrease in the three months ended June 30, 2001 was due to the reduction in workforce that occurred in April 2001.

     Other than the anticipated one-time charge of approximately 3 million for the write-off of in-process research and development related to the acquisition of NexPrise, the Company anticipates moderate reduction in future research and development expenses. However, such expenses are likely to continue to represent a significant portion of ongoing operating expenses.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as, payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management. Sales and marketing expenses from continuing operations decreased from $5.3 million for the three months ended June 30, 2000 to $2.3 million for the three months ended June 30, 2001 and decreased from $11.7 million for the six month ended June 30, 2000 to $7.3 million for the six months ended June 30, 2001. The decreases were primary due to the reduction in workforce that occurred in April 2001 and decreased marketing efforts.

     The acquisition of NexPrise will bring additional sales and pre-sales resources that may cause sales and marketing expenses to increase in the future.

     General and Administrative. General and administrative expenses consist primarily of salaries, incentive payments, fees for professional services and lease expenses. General and administrative expenses from continuing operations increased from $0.6 million for the three months ended June 30, 2000 to $3.2 million for the three months ended June 30, 2001 and increased from $1.5 million for the six months ended June 30, 2000 to $9.2 million for the six months ended June 30, 2001. The increases were primary due to increased incentive payments and lower cost recoveries from subsidiaries and marketplace investments.

     As a result of its restructuring, the Company anticipates a reduction in future cash related general and administrative expenses.

     Restructuring and Settlement Charges. On April 26, 2001, the Company announced a restructuring plan in connection with its efforts to improve efficiencies and to cut operating costs. The restructuring included a workforce reduction, consolidation of excess facilities, write-offs and accruals with respect to certain assets and commitments, as well as termination of services with Broadlane, MarketMile and Industria.

     As a result, the Company recorded a net charge of $14.7 million during the three months ended June 30, 2001. This charge is reported as a component of net loss from continuing operations.

     The restructuring and settlement charge for the three months ended June 30, 2001 is comprised of the following (in thousands):

Workforce reduction........................................  $ 3,649
Facility and equipment lease costs.........................  $ 7,476
Write-off of assets........................................  $ 9,539
Marketplace companies settlements..........................  $(6,014)
                                                             -------
Total......................................................  $14,650
                                                             =======

     The workforce reduction charge of $3.6 million was primarily related to the cost of severance and related benefits for the termination of approximately 170 employees, or two-thirds of the Company's workforce.

     The estimated facility and equipment lease costs of $7.5 million consisted of $3.5 million of costs associated with closing the excess facilities in the Mountain View, California location and $4 million of lease costs of excess production equipment. The accrual of $7.5 million represents the difference between the remaining lease payments and the cost recoveries anticipated to result from subleases.

     The write-off of assets of $9.5 million is primarily related to property and equipment that was disposed of or no longer used in operations. The assets primarily consisted of computer equipment, production equipment and related software, office equipment and furniture. The write-off of assets of $9.5 million represents the difference between the net book value of the assets and the anticipated salvage values.

     During the three months ended June 30, 2001, cash payments relating to the restructuring totaled approximately $4.4 million. The Company expects the restructuring to be substantially complete by December 2001.

     The Company recorded a gain of $6 million in the quarter ended June 30, 2001 for the settlements and write-downs associated with its marketplace companies: Broadlane, Industria and MarketMile. The gain of $6 million primarily consisted of receipt of an $11 million two year interest-bearing promissory note from Broadlance and cash and certain assets from Industria, offset by accruals and write-downs of receivables from the marketplace companies.

     Amortization of Deferred Stock-Based Compensation. Deferred stock compensation has been amortized over the vesting periods of the stock options. The company recognized $44,000 and $133,000 in stock compensation expense for the three months ended June 30, 2001 and 2000, respectively, and $177,000 and $266,000 for the six months ended June 30, 2001 and 2000, respectively. Due to the workforce reduction announced in April 2001, the deferred compensation balance associated with these option grants has been eliminated. However, the acquisition of NexPrise is expected to generate some deferred stock based compensation amounts in the future.

     Interest Expense. Interest expense decreased to $1.2 million from $4.3 million for the three months ended June 30, 2001 and 2000, respectively and increased from $4.3 million to $5.2 million for the six months ended June 30, 2000 and 2001, respectively. Interest expense consists primarily of interest related to convertible subordinated notes which were issued in April 2000, and to a lesser extent, financed equipment and other financing arrangements. Interest on the subordinated notes remaining at June 30, 2001 of approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2001. In addition, the deferred offering costs of the notes are being amortized as interest expense ratably over the term of the notes. Interest expense in future quarters is expected to be less than the $1.2 million recorded in the three months ended June 30, 2001 as the Company repurchased in June 2001 approximately $56.5 million of the $65.3 million of convertible notes that had been outstanding as of March 31, 2001.

     Interest Income and Other. Interest income and other, net, decreased to $1.2 million from $4.6 million for the three months ended June 30, 2001 and 2000, respectively and decreased from $6.3 to $3.7 for the six months ended June 30, 2000 and 2001, respectively. Interest income and other, net has been derived primarily from earnings on investments in cash equivalents and short-term investments. Interest increased during the second half of 2000 due to increased cash, cash equivalents and short-term investments resulting from the net proceeds of the Company's offering of 6% convertible subordinated notes in April 2000. Interest income for the next quarter is expected to be less than that recognized in the three months ended June 30, 2001 as a result of lower invested balances as well as lower interest rates.

     Net Loss from Continuing Operations. As a result of the changes described above, and the accounting loss of $45.3 million and gain of $29.2 million for the three months and six months ended June 30, 2000, respectively that we recorded on our investment in Ariba, Inc. (formerly Tradex), the net loss from continuing operations was $29.1 million and $63.3 million for the three months ended June 30, 2001 and 2000, respectively, and $57.9 and $0.6 million for the six months ended June 30, 2001 and 2000, respectively. Upon the closing of the acquisition of NexPrise, the allocation of the purchase price based on the fair value of the assets acquired will create additional amortization expenses.

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

     Revenue from discontinued operations were $0 and $24.2 million for the three months and six months ended June 30, 2001, respectively. The Company paid approximately $1.1 million and $6.7 million during the three months and six months ended June 30, 2001, respectively, for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At June 30, 2001, accrued liabilities relating to discontinued operations amounted to $1.4 million. The amount is comprised of $1.0 million of accounts payable to vendors and $0.4 million of accruals for estimated costs to settle lease and other contractual obligations. Cash expenditures related to the liability balance of $1.4 million are expected to extend through September 2001.

     Extraordinary gain. For the six months ended June 30, 2001, the Company repurchased approximately $241.2 million of Convertible Subordinated Notes, which represented approximately 96.5% of the outstanding Notes at December 2000. The total consideration provided by the Company for the tendered notes was approximately $71.8 million, for the Notes and the accrued interest thereon. The Company recognized a gain of approximately $159.1 million on the transaction. As most of the Notes have been retired, future such gains, if any, will be smaller than that which occurred in the first and second quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     In April 2000, Ventro completed an offering of 6% convertible subordinated notes payable in 2007 and realized net proceeds of $242.5 million. As a result of the repurchases in March and June 2001, $8.8 million of convertible notes remained outstanding at June 30, 2001. Our principal source of liquidity is approximately $63 million of cash, cash equivalents, short-term investments and restricted cash.

     For the six months ended June 30, 2001, net cash used in operating activities totaled $62.1 million, which includes approximately $10 million related to discontinued operations. The net cash used in operating activities during this period was primarily due to net losses, which were partially offset by non-cash charges of depreciation and amortization of deferred compensation, amortization and write-offs of intangible assets.

     Net cash provided by investing activities totaled $71.3 million for the six months ended June 30, 2001. During this period, the Company invested $6 million in affiliated marketplace companies and increased restricted cash balance by $3.0 million that primarily consisted of collateral for the corporate facilities. In addition, during the six months ended June 30, 2001, the Company had net sales and maturities of $80.9 million of short-term investments.

     Net cash used in financing activities was $61 million for the six months ended June 30, 2001. Net cash used in financing activities resulted primarily from retiring $241.2 million of the outstanding $250 million of our 6% convertible subordinated notes in March and June 2001.

     In December 2000, we announced a plan to restructure our business by shutting down our wholly owned marketplaces, Chemdex and Promedix. In April 2001, Ventro announced a plan to further restructure the business, consisting of a significant reduction in the workforce, expected write-downs of operating assets, vacating certain leased facilities and canceling certain contracts.

     Ventro expects to reduce recurring quarterly operating cash expenses to approximately $7 million per quarter, once our restructuring actions, and the NexPrise acquisition, are completed.

     Ventro's restructuring plans and the shutdown of Chemdex and Promedix were designed to lower operating expenses. While the shutdown of Chemdex and Promedix and the restructuring programs will reduce the Company's cash operating expenses, the Company's ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of its new business plan, including the integration of the NexPrise.

INVESTMENT CONSIDERATIONS

     Our actual results may differ materially from those expressed in any forward-looking statement as a result of certain factors, including but not limited to those set forth below and in other portions of this document.

RECENTLY, WE HAVE MADE SUBSTANTIAL CHANGES IN OUR BUSINESS MODEL AND SHUT DOWN THE BUSINESSES THAT HAD PROVIDED ALL OF OUR REVENUES SINCE INCEPTION

     In December 2000, we shut down our Chemdex and Promedix marketplaces, laid off 235 employees and restructured certain Ventro operations. On April 26, 2001, we implemented another restructuring in which we terminated 170 employees, representing two-thirds of our workforce, accrued future lease costs associated with excess production equipment and facilities, and wrote off assets as well as the value of certain investments. During the first six months of 2001, we ceased to provide technology and services to our remaining marketplaces. In July 2001, we announced the acquisition for cash of NexPrise, Inc., a provider of collaborative commerce solutions and, as part of a consolidation of the companies' operations, Ventro terminated an additional 19 employees. Prior to the merger, NexPrise terminated 27 employees. As a result of these actions, there has been a fundamental change in Ventro's business. To date, we have not announced product road map. There can be no assurance that we will be successful in developing viable technology or a complete service offerings.

OUR RESTRUCTURINGS MAY NOT SUFFICIENTLY REDUCE OPERATING EXPENSES

     Our restructurings were designed to lower our current level of operating expenses by reducing our marketing efforts, terminating or restructuring existing hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the restructurings will reduce cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, and obtaining new customers. As of June 30, 2001, we had working capital of $38.8 million and had an accumulated deficit of $574.3 million. During the six months ended June 30, 2001, we used cash in operating activities of $62.1 million. We can provide no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to reduce costs or to integrate our recent acquisition and develop a successful product and services offering could have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business.

WE HAVE A LIMITED OPERATING HISTORY AND AN EVOLVING TECHNOLOGY AND SERVICE OFFERING, WHICH MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS

     The success of Ventro is based on integrating and developing a viable technology and services offering and securing new customers. Our business model is not fully developed, not proven and depends upon our ability, among other things, to:

     - develop and market technology and services solutions that achieve broad market acceptance by our customers;

     - acquire and deploy a sufficient number of customers to achieve profitability;

     - extend our technology to support a wide range of hardware and software to meet the needs of a large range of customers with a variety of needs;

     - acquire or license third party technologies that we require to deliver our technology and services;

     - overcome publicity related to our public announcements of restructurings, shareholder litigation and the shutdown of our Chemdex and Promedix marketplaces;

     - acquire customers operating in industries we have not served to date and provide them quality technology and services.

     We may not successfully address these risks. If we do successfully address these risks, additional risks related to factors that are outside our control may prevent us from realizing sufficient revenues or profit margins to reach or sustain profitability. For example, electronic commerce solutions may experience problems with users as a result of security and privacy concerns, general reticence about technology or the Internet or the failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability.

VENTRO AND NEXPRISE MAY NOT ACHIEVE THE BENEFITS THEY EXPECT FROM THE MERGER AND THIS MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS

     The combined company will need to overcome significant issues in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

     - integrating the operations of the two companies

     - retaining and assimilating the key personnel of each company

     - developing a product that will be attractive to existing and potential customers

     - retaining existing customers and strategic partners of each company

     - creating uniform standards, controls, procedures, policies and information systems.

     The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

     - The potential disruption of the combined company's ongoing business and distraction of its management

     - The difficulty of incorporating acquired technology and rights into the combined company's products and services

     - Unanticipated expenses related to technology integration

     - The impairment of relationships with employees and customers as a result of any integration of new management personnel

     - Potential unknown liabilities associated with the merger

     The combined company may not succeed in addressing these risks or other problems encountered in connection with the merger

WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS IN A LIMITED NUMBER OF
INDUSTRIES

     To date, NexPrise has derived a significant portion of its revenues from a small number of customers in a two industries. Many of our customers do not have contracts that extend beyond one year. A critical component of the business plan of the combined company will be the acquisition of new customers in other industries, increasing the number of users in our current customers and renewing current contracts. There can be no assurance that we will be successful in developing profitable relationships with new customers in new industries or that we will retain NexPrise's existing customers.

OUR OPERATING RESULTS WILL BE HIGHLY DEPENDENT ON LICENSE AND SERVICE REVENUES FROM ONE SOFTWARE SUITE, AND OUR BUSINESS COULD BE MATERIALLY HARMED BY FACTORS THAT ADVERSELY AFFECT THE PRICING AND DEMAND FOR THIS SOFTWARE SUITE

     Substantially all of NexPrise's license revenues have been, and the license and services revenues of the combined company are expected to continue to be, derived from the license of the ipTeam(TM) solution. Accordingly, our future operating results will depend on the demand for ipTeam by future customers, including new and enhanced releases that are subsequently introduced. ipTeam was commercially launched in 1998. If our competitors release new products that are superior to ipTeam in performance or price, or if we fail to enhance ipTeam and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for ipTeam as a result of these or other factors would significantly reduce the revenues we can expect in the future.

     In the past, many software companies have experienced delays in the commencement of commercial release of their products. To date, such delays have not had a material impact on NexPrise's revenues. In the future, we may fail to introduce or deliver new products on a timely basis. If new releases or products are delayed or do not achieve market acceptance, we could experience customer dissatisfaction or a delay or loss of revenues. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

     Moreover, as we release enhanced versions of our products, we may not be successful in upgrading our customers who purchased previous versions of the product to the current version. We also may not be successful in selling add-on modules for our products to existing customers. Any failure to continue to upgrade existing customers' products or sell new modules, if and when they are introduced, could negatively impact customer satisfaction and our revenues.

VENTRO HAS A HISTORY OF LOSSES, NO SIGNIFICANT REVENUES AND EXPECTS TO CONTINUE TO INCUR SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOW; VENTRO MAY NEVER BE PROFITABLE

     Ventro has derived revenues solely from product sales through its Chemdex and Promedix marketplaces, and their operations have been discontinued. In addition, it is unlikely that we will recognize any revenue in the future related to our affiliated marketplaces. Since its inception, NexPrise has recorded revenues from a small number of customers, not all of which are committed to purchase long-term licenses. There can be no assurance that the combined company will be successful in identifying new customers or negotiating commercially acceptable contractual provisions that will allow recording of revenues. Accordingly, we have little basis upon which to anticipate any revenues. Ventro has spent significant funds to lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations and to acquire NexPrise. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. There can be no assurance that we will ever be profitable.

ONE OF OUR MARKETPLACES IS DISSATISFIED WITH OUR PRODUCT AND MAY COMMENCE LITIGATION

     We entered into a technology and services agreement with MarketMile in 2000. The contract set forth a timetable for providing functionality and establishing a marketplace to provide e-commerce solutions for the business products and services market. MarketMile has informed the Company they are dissatisfied with the Company's e-commerce solution. MarketMile has expressed to Ventro that MarketMile does not expect to utilize the Ventro solution and has asserted that Ventro has breached its contractual responsibilities. Ventro disputes this assertion. While the parties are in discussion to resolve the dispute, it could potentially result in litigation. There can be no assurance that reserves and accruals will be adequate to encompass Ventro's financial exposure in this matter.

WE PLAN TO OPERATE IN A NEW, HIGHLY COMPETITIVE MARKET, AND OUR INABILITY TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WOULD LIMIT OUR ABILITY TO GAIN SIGNIFICANT MARKET SHARE

     Our target market is rapidly evolving and highly competitive. It will likely be characterized by an increasing number of market entrants, as there are few barriers to entry.

     We have competition from a diverse group of companies. Competition may come from companies such as MatrixOne and PTL. In addition, providers of various software products such as Ariba, Commerce One, Oracle and SAP may expand their product offerings to be competitive with us in the future.

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

     In addition, substantially all of our prospective customers have established and long-standing relationships with some of our competitors. Accordingly, we cannot be certain that we will be able to expand NexPrise's customer and user base, or retain its current customers. We may not be able to compete successfully against our current or future competitors, which could have a material adverse effect on our business, results of operations and financial condition.

OUR FINANCIAL PERFORMANCE, WORKFORCE REDUCTION AND ACQUISITION OF NEXPRISE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL

     In connection with the evolution of our business model and in order to reduce our cash expenses, in both December 2000 and April 2001 we announced significant workforce reductions. We announced the acquisition of NexPrise in July 2001 and soon thereafter the company terminated 19 employees. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

IF OUR COMMON STOCK PRICE REMAINS UNDER $1.00, OR IF WE OTHERWISE FAIL TO COMPLY WITH NASDAQ RULES, OUR COMMON STOCK IS LIKELY TO BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD ELIMINATE THE TRADING MARKET FOR OUR COMMON STOCK

     If the market price for our common stock remains below $1.00 per share through September 4, 2001 or our market capitalization falls below $35 million, our net tangible assets fall below $4 million, or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. If the stock is delisted, it would significantly decrease the liquidity of an investment in Ventro common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

SEVERAL KEY MEMBERS OF OUR MANAGEMENT TEAM HAVE ONLY RECENTLY JOINED US AND IF THEY ARE NOT SUCCESSFULLY INTEGRATED INTO OUR BUSINESS OR FAIL TO WORK TOGETHER AS A MANAGEMENT TEAM, OUR BUSINESS WILL SUFFER

     Several key members of our management team have joined us recently, including Ted Drysdale, our President, Varma Kuraparaju, our Vice President, Engineering, John Lynch, our Senior Vice President of Sales and Services and David Zechnich, our Chief Financial Officer. If we do not effectively integrate these executives and key personnel into our business, or if they do not work together with existing personnel as a management team to enable us to implement our business strategy, our business will suffer.

OUR BUSINESS WILL INVOLVE A LENGTHY AND UNPREDICTABLE SALES CYCLE

     The sales cycle for the target customers of the technology and services we anticipate providing tends to be lengthy; our sales cycle may be somewhat longer than those of our more established competitors. The unpredictability of the length of our sales cycle could make it difficult to forecast revenue and plan expenditures. Additionally, any delays in deployment of our services related to our inexperience with a type of business or the size or complexity of the account would delay our ability to recognize revenue from that account. Such delays could adversely affect our financial results.

OUR BUSINESS WILL SUFFER IF WE DO NOT ENHANCE OR INTRODUCE NEW SERVICES AND UPGRADES TO MEET CHANGING CUSTOMER REQUIREMENTS

     The market for business-to-business e-commerce technology and services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. If we do not develop technology that can respond to these changes the probability of us obtaining new customers will be remote. In particular, we are designing our technology to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We can make no assurances, however, that future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to keep pace with changes made to hardware and software configurations and network infrastructures.

     If we do not develop, license or acquire new technology, or deliver enhancements to existing products on a timely and cost-effective basis, we may be unable to meet the growing demands of potential customers. In addition, as we introduce new services or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, delay in market acceptance of our services or customer claims against us, any of which could harm our business.

WE ANTICIPATE OUR OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER

     Important factors that could cause our quarterly results to fluctuate materially include:

     - the timing of obtaining new customers (length of sales cycle);

     - the timing of deploying services for new customers;

     - the timing and magnitude of operating expenses and capital expenditures;

     - costs related to the various third-party technologies we incorporate into our products;

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

WE ARE DEPENDENT ON INTELLECTUAL PROPERTY AND ON PRODUCTS LICENSED OR PURCHASED FROM THIRD PARTIES AND EXPOSED TO LEGAL LIABILITY FOR INFRINGEMENT

     Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. Although we do not have any registered trademarks, we rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and product the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Although we have patent applications pending, no patents have been issued to us, which may significantly limit our ability to protect the proprietary aspects of some of our technology.

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

     Our business has involved the licensing of our technology to our customers and joint venture partners. Most licenses to our partners are exclusive within such partner's industry or business, thus limiting to some extent our ability to use and license our technology in the future. Pursuant to our existing licenses, we have made certain representations and warranties and agreed to indemnify our licensees against claims of infringement by third parties. Thus, we may be exposed to a significant risk of liability for intellectual property infringement claims by others. Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

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

WE FACE RISKS ASSOCIATED WITH SHAREHOLDER AND BONDHOLDER LITIGATION

     Several class action lawsuits have been filed and served on Ventro alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000 and concerning the Company's initial public offering. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management.

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

  Interest Rate Sensitivity

     We maintain a short-term investment portfolio consisting of mainly income securities with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. We do not expect any material loss with respect to our investment portfolio. Our notes payable are at a fixed interest rate.

  Foreign Currency Risk

     Our sales from inception to date are included in discontinued operations. The sales have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to sell in foreign markets. If our sales will be made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SHAREHOLDER AND BONDHOLDER LITIGATION

     In April 2001, the Company received notice that two types of shareholder class action lawsuits had been filed. One alleges that the Company and certain individuals made false and misleading statements concerning the Company's business model and earnings for fiscal 2000, and the other alleges that certain investment banks, the Company and individuals made false and misleading statements relating to the Company's Initial Public Offering. The Company also received notice in April that another type of class action lawsuit was filed on behalf of debt instrument holders alleging that the Company and certain individuals made false and misleading statements concerning the Company's business model and earnings for fiscal 2000. While the outcomes can not be predicted, the Company believes it has meritorious defenses to the actions and intends to defend the suits vigorously.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     a) The Company held its annual meeting of stockholders in Palo Alto, California on June 04, 2001. Of the 46,772,014 shares outstanding as of April 5, 2001, the record date, 31,333,220 shares were present or represented by proxy at the meeting. At the meeting the following actions were voted upon:

     b) To elect the following six (6) directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

                                         AUTHORITY WITHHELD       FOR
                                         ------------------    ----------
Brook H. Byers.........................       189,068          31,144,152
David P. Perry.........................       204,383          31,128,837
Jonathan D. Callaghan..................       189,235          31,143,985
Naomi O. Seligman......................       190,100          31,143,120
L. John Wilkerson......................       188,331          31,144,889
Jan Leschly............................       185,840          31,147,380

     c) To approve the appointment of Ernst & Young LLP as the independent auditors of Ventro for fiscal year 2001:

AGAINST    ABSTAIN    NO VOTES       FOR
-------    -------    --------    ----------
71,809...  21,150        0        31,240,261

ITEM 5.   OTHER INFORMATION

     On August 8, 2001, the Company completed its previously announced acquisition of all of the issued and outstanding shares of NexPrise, Inc. The discussion of this transaction set forth in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" is incorporated by reference into this Item 5.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  *2.9    Agreement and Plan of Merger and Reorganization, dated July
          13, 2001, by and among Registrant, NexPrise, Inc., a
          Delaware corporation, Neptune Merger Corp., a Delaware
          Corporation, Ram Sriram as Stockholder Representative, and
          U.S. Bank Trust, National Association as Escrow Agent.
   3.1    Amended and Restated Certificate of Incorporation of
          Ventro(1)
   3.2    Amended and Restated Bylaws of Ventro(2)
  10.1    Form of Indemnification Agreement between Ventro and each of its officers and directors(2)
**10.2    Form of Change of Control Agreement between Ventro, each of its officers and certain employees(1)
**10.4    1998 Stock Plan, as amended, and form of option agreement(3)
**10.6    1999 Directors' Stock Plan(1)
  10.22   NexPrise, Inc. 1997 Stock Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's S-8 filed
          with the Commission August 9, 2001).
  10.23   Form of NexPrise, Inc. Nonstatutory Stock Option Agreement
          (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's S-8 filed with the Commission on August 9,
          2001).
 *21.1    Subsidiaries of Ventro.

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

 *  Filed herewith

**  Indicates management contract or compensatory plan or arrangement

     Reports on Form 8-K:

     (1) On July 30, 2001, Ventro filed a report on form 8-K announcing its intent to acquire NexPrise.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.

                                          VENTRO CORPORATION

                                          By:     /s/ DAVID P. PERRY
                                          --------------------------------------
                                                      David P. Perry
                                                 Chief Executive Officer