Form 10-Q
period 2001-09-30
VENTRO CORP
filed 2001-11-14
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________ .

Commission file number: 0-26811

VENTRO CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0465496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Plymouth Street
Mountain View, California, 94043
(650) 567-8900
(Address, including zip code, and telephone
number, including area code, of Registrant’s principal
executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     On September 30, 2001, 46,364,960 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

VENTRO CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2001

INDEX

VENTRO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	September 30,	December 31,
	2001	2000

	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$23,057	$91,348
Short-term investments	8	94,987
Accounts Receivable, net	482	—
Due from marketplace companies, net	3,181	4,269
Other current assets	2,664	6,303
Current assets relating to discontinued operations	911	15,620

Total current assets	30,303	212,527
Restricted cash	9,251	5,687
Property and equipment, net	6,157	21,797
Ownership interest in marketplace companies	4,833	6,103
Other long-term assets, net	23,115	9,333
Long-term assets relating to discontinued operations	—	1,861

Total assets	$73,659	$257,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,389	$2,931
Accrued compensation	1,882	3,699
Accrued expenses	11,274	14,423
Deferred Revenue and Customer advance	5,369	5,000
Other current liabilities	181	419
Accrued liabilities relating to discontinued operations	1,156	27,703

Total current liabilities	22,251	54,175
Notes payable, less current portion	8,803	250,000
Other long-term liabilities	2,835	206
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.0002 par value; 175,000 shares authorized; 46,365 and 45,952 shares issued and outstanding	9	9
Additional paid-in capital	631,239	630,140
Deferred compensation	(649)	(1,051)
Accumulated deficit	(590,885)	(675,562)
Accumulated other comprehensive income (loss)	56	(609)

Total stockholders’ equity (deficit)	39,770	(47,073)

Total liabilities and stockholders’ equity (deficit)	$73,659	$257,308

(1)	Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

VENTRO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	$350	$—	$350	$—
Cost of revenues	265	—	265	—

Gross profit	85	—	85	—
Operating Expenses:
Research and development	3,280	9,897	22,072	19,933
Amortization of In Process Research and Development	2,300	—	2,300	—
Sales and marketing	1,648	6,022	8,962	17,673
General and administrative	2,468	1,531	11,688	3,053
Restructuring and settlement charges	5,299	—	19,949	—
Amortization of deferred stock-based compensation	38	133	215	399

Total operating expense	15,033	17,583	65,186	41,058

Operating loss	(14,948)	(17,583)	(65,101)	(41,058)
Interest expense	(190)	(4,237)	(5,421)	(8,591)
Interest income and other, net	495	4,229	4,212	10,572
Gain on investment	—	—	—	29,240
Equity and investment loss	(1,948)	(6,324)	(8,174)	(14,629)

Loss from continuing operations	(16,591)	(23,915)	(74,484)	(24,466)
Discontinued operations:
Loss from discontinued operations, net of income tax	—	(52,396)	—	(142,054)
Extraordinary item — gain from retirement of bonds, net	—	—	159,162	—

Net income (loss)	$(16,591)	$(76,311)	$84,678	$(166,520)

Basic and diluted loss per share from continuing operations	$(0.36)	$(0.53)	$(1.61)	$(0.57)

Basic and diluted loss per share from discontinued operations	$—	$(1.16)	$—	$(3.34)

Basic and diluted income per share from extraordinary item	$—	$—	$3.45	$—

Basic and diluted net income (loss) per share	$(0.36)	$(1.69)	$1.83	$(3.91)

Weighted average common shares outstanding used in computing basic and diluted net income per share	46,292	45,064	46,180	42,574

See accompanying notes to condensed consolidated financial statements.

VENTRO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Operating Activities
Income (loss) from continuing operations	$(74,484)	$(24,466)
Loss from discontinued operations	—	(142,054)
Extraordinary item	159,162	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
- Depreciation and amortization	5,855	14,276
- Amortization of deferred stock-based compensation	215	1,641
- Amortization of intangible assets	2,300	87,013
- Equity loss & Write down of Investment	8,174	14,629
- Restructuring and settlement charges	8,568	—
- Gain on investment	—	(29,240)
- Gain from retirement of convertible notes	(159,162)	—
- Non-cash charges related to stock-option grants	41	120
Changes in operating assets and liabilities:
- Accounts receivable and due from Marketplace companies	1,014	(10,974)
- Other current assets	853	(2,471)
- Assets relating to discontinued operations	16,570	—
- Other long term assets	346	(40)
- Accounts payable	(542)	5,590
- Accrued compensation	(2,242)	2,697
- Accrued expenses	(11,236)	(1,017)
- Deferred Revenue and Customer Advance	(13)	—
- Accrued liabilities relating to discontinued operations	(26,547)	—

Net cash used in operating activities	(71,128)	(84,296)

Investing Activities
Purchase of property and equipment	(693)	(23,231)
Purchases of short-term investments	(264,387)	(346,153)
Sale and maturities of short-term investments	360,093	359,291
Increase in Restricted Cash	(3,564)	(5,687)
Purchase of strategic investments	—	(12,000)
Investment in vertical operating companies	(6,000)	(29,800)
Purchase of NexPrise, net of cash	(21,331)	—
Purchase of Promedix, net of cash	—	1,248
Purchase of SpecialtyMD, net of cash	—	1,372

Net cash provided by (used in) investing activities	64,118	(54,960)

Financing Activities
Principal payments on capital lease obligations and notes payable	(313)	(269)
Principal payments on notes payable	(60,931)	(103)
Net proceeds from issuance of convertible subordinated notes	—	242,400
Issuance of warrants	—	375
Net proceeds from issuance of common stock	267	4,590
Repurchase of common stock	(304)	(87)
Payments of stockholders’ notes receivable	—	985

Net cash provided by (used in) financing activities	(61,281)	247,891

Net increase (decrease) in cash and cash equivalents	(68,291)	108,635
Cash and cash equivalents at beginning of period	91,348	21,934

Cash and cash equivalents at end of period	$23,057	$130,569

Supplemental disclosure of noncash activities:
Note received upon sale of Marketplace interest	$11,000	$—
Note transferred upon retirement of convertible debt	$(11,000)	$—
Issuance of shares in connection with the acquisition of Promedix	$—	$314,770
Issuance of shares in connection with the acquisition of SpecialtyMD	$—	$103,708
Issuance of shares in connection with the investment in Amphire	$—	$19,199
Unrealized accounting loss on available-for-sale securities	$(70)	$295
Other non-cash equity transactions	$—	$536
Deferred Stock Based Compensation related to the assumption of NexPrise Options	$687	$—
Issuance of shares and options in connection with the acquisition of NexPrise	$1,286	$—

See accompanying notes to condensed consolidated financial statements.

VENTRO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1. Description of Business

Ventro Corporation (the “Company” or “Ventro” or “We”) is a provider of collaborative solutions for program management and quote management.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2000.

Revenue Recognition

     The company recognizes revenue for software subscriptions over the term of the subscription period. Revenue for services is recognized as the services are performed. Deferred revenue consists of that portion of customer contracts invoiced in advance of when the revenue would otherwise be recognized under the subscription method.

Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (FAS 128) which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The same number of common shares has been used to calculate per share amounts from continuing operations, discontinued operations and extraordinary items in 2000 and 2001 in accordance with FAS 128 guidance.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Business Combinations

     Ventro announced on July 16, 2001 that it had signed a definitive agreement to purchase privately held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. The transaction was completed on August 8, 2001 and the operating results of NexPrise are reflected in the Company’s statement of operations from that date forward. The purchase of NexPrise was undertaken to accelerate Ventro’s product development cycle and enable the Company to offer a comprehensive, proven collaborative commerce solution with the depth and breadth of capabilities required to address the critical e-business needs of customers in the aerospace, automotive, and process industries. The purchase price for NexPrise results in goodwill of $12.1 million. Key elements of the purchase that aren’t valued separately in purchase accounting, such as the members of the NexPrise management team and workforce that joined Ventro upon completion of the acquisition and NexPrise’s blue-chip customers in this large and growing market, contribute to the generation of goodwill. The following is a summary of the purchase transaction of NexPrise, Inc. (in thousands):

Tangible Assets	$1,229
Purchased Technology	9,900
Other Intangible Assets	2,200
Goodwill	12,108

$25,437

     The following table summarizes the forms of consideration and their fair values (in thousands):

Cash	$10,092
Stock (200,000 shares)	100
Employee Stock Options Assumed	1,186
Liabilities Assumed and Transaction Costs	14,059

Total Purchase Consideration	$25,437

     The following unaudited, pro forma information shows the results of operations of the Company for the nine months ended September 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

	Nine months ended September 30,

	2001	2000

Revenue	$2,083	$1,672
Net Income (Loss) before extraordinary items	$(88,166)	$(179,797)
Net Income (Loss)	$70,976	$(179,797)
Per Share:
Basic and diluted net loss from continuing operations:	$(1.91)	$(4.22)
Basic and diluted net income (loss):	$1.54	$(4.22)

Note 4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards of reporting and display of comprehensive income and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2001	2000	2001	2000

Net Income (Loss)	$(16,591)	$(76,311)	$84,678	$(166,520)
Unrealized gains (losses) on available for sale securities	70	170	(665)	(295)

Comprehensive Income (Loss)	$(16,521)	$(76,141)	$84,013	$(166,815)

Note 5. Balance Sheet Details

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	September 30,	December 31,
	2001	2000

Deposits and other	$491	$395
Goodwill	12,108	—
Intangibles , net of accumulated amortization of $2,892	9,208	—
Deferred debt offering costs, net of accumulated amortization of $1,394 at September 30, 2001 and $991 at December 31, 2000	212	6,938
Long-term investments	1,096	2,000

Total other long-term assets	$23,115	$9,333

Note 6. Affiliated Marketplace Companies

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

     On April 11, 2000, Ventro and Entangible.com announced the formation of Amphire, a business-to-business e-commerce company in the food service market. Ventro acquired a minority interest in Amphire for cash and equity totaling $35 million. In January, 2001, Ventro contributed $2.0 million to Amphire’s Series B Preferred Stock Financing. In connection with the financing, the Company terminated its technology and service agreements with Amphire. Ventro’s ownership interest in Amphire was approximately 35% at September 30, 2001. The investment is accounted for using the equity method.

     On August 3, 2000, Ventro and American Express Company announced the formation of MarketMile, a new business-to-business e-commerce company in the business products and services market. Ventro made cash investments of $13.0 million, $4.0 of which was made in January, 2001, and accounts for the investment using the equity method. In April 2001, MarketMile decided not to use Ventro’s technology and asserted that Ventro had breached its contract with MarketMile. Ventro believes that it has not breached its contractual obligations to MarketMile. The parties reached a settlement subsequent to September 30, 2001 whereby Ventro will reduce its equity investment in MarketMile to 23% and the bulk of the receivables due from MarketMile will be written off. Correspondingly, MarketMile will release all claims on a $5 million customer advance. The settlement will not have a material impact on Ventro’s future reported operating income or loss.

     At March 31, 2001, Ventro had approximately a 19% interest in Broadlane, a business-to-business e-commerce company in the healthcare industry that Ventro formed with Tenet Healthcare in January 2000. The investment was accounted for using the cost method. In April, 2001, Ventro and Broadlane settled several disputes between the two companies and severed relationships with each other. Under the terms of the agreement, Broadlane repurchased all of its shares owned by Ventro and the parties resolved all disputes relating to amounts owed to Ventro for an aggregate payment to Ventro of $11 million. The payment was made in the form of a two year interest-bearing note from Broadlane which was guaranteed by Tenet Healthcare Corporation. [See Note 7]

     The following table outlines the Company’s equity investment activity with its marketplace companies for the nine months ended September 30, 2001 (in thousands):

	Carrying Value at	Additional	Equity Loss of	Carrying Value at
	December 31, 2000	Investment	Investee	September 30, 2001
	$	$	$	$

Industria	—	—	—	—
Amphire	—	2,000	1,388	612
MarketMile	6,103	4,000	5,882	4,221
Broadlane	—	—	N/A	—

     Ventro did not have significant billings to the marketplace companies for the three months ended September 30, 2001. In the nine months ended September 30, 2001 Ventro billed the affiliated marketplace companies approximately $3.7 million, net of reserves. The billings were for charges incurred on behalf of the marketplace companies, services Ventro provided and facility rent that Ventro passed on.

Note 7. Convertible Subordinated Notes

     In April 2000, Ventro incurred $250 million of indebtedness in connection with the issuance of convertible subordinated notes. The notes are due in 2007, bear annual interest at 6%, and are convertible at the option of the holder into the Company’s common stock at a price of $90.78 per share. Original issuance costs were approximately $9.3 million and are being amortized to interest expense over the life of the notes.

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

     In June 2001, the Company repurchased in private transactions $56.5 million in principal of its remaining outstanding convertible subordinated notes. Ventro paid approximately $11 million in cash and assigned an $11 million promissory note from Broadlane, Inc. as consideration for the Notes and the accrued interest thereon. The transactions resulted in an extraordinary gain of $33 million, consisting of a gain of $35 million due to the discount, offset by the write-off of $1.7 million in issue costs associated with the original issuance of the notes in April 2000 as well as $300,000 of costs associated with the retirement of the notes. At September 30, 2001, $8.8 million of convertible notes remained outstanding and the remaining unamortized issue costs were approximately $260,000.

Note 8. Contingencies

Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers provide, in some cases, for cancellation notification periods longer than the Company provided. In some cases, shorter notification periods have caused inconvenience to customers and suppliers. However, as of September 30, 2001, no customer or supplier of Promedix or Chemdex had filed a formal complaint against the Company.

Shareholder and Bondholder Litigation

     The Company has received notice that two shareholder class action lawsuits have been filed. One alleges that the Company and certain individuals made false and misleading statements concerning the Company’s business model and earnings for fiscal 2000, and the other alleges that certain investment banks, the Company and individuals made false and misleading statements relating to the Company’s initial public offering. The Company also received notice in April that a class action lawsuit was filed on behalf of debt instrument holders alleging that the Company and certain individuals made false and misleading statements concerning the Company’s business model and earnings for fiscal 2000. In August 2001, the Company received notice of a derivative class action suit filed by shareholders in California on behalf of the Company. Plaintiffs seek recovery from certain officers and Board members for their alleged breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. The Company believes there are meritorious defenses to the actions and the suits will be defended vigorously.

Other

     The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 9. Deferred Stock-Based Compensation

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

     In connection with the acquisition of NexPrise completed in August, 2001 the Company assumed the NexPrise stock option plan. The Company recorded deferred compensation of $687,000 for the difference between the exercise price of the unvested options assumed and the fair value of the common stock underlying those options as of the date the acquisition was consummated. That charge will be amortized over the remaining vesting period of the options.

Note 10. Discontinued Operations

     In December 2000, the Company’s Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shut down of Chemdex, Promedix and SpecialtyMD was completed in March 2001.

     In the first quarter of 2000, the Company acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was 12.1 million shares of the Company’s common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company’s common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets.

     No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented.

     Revenues from discontinued operations were $0 and $24.2 million for the three months and nine months ended September 30, 2001, respectively. The Company paid approximately $0.2 million and $6.9 million during the three months and nine months ended September 30, 2001, respectively, for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At September 30, 2001, accrued liabilities relating to discontinued operations amounted to $1.2 million. The amount is comprised of accruals for estimated costs to settle lease and other contractual obligations. Cash expenditures related to the liability balance of $1.2 million may extend through 2005.

Note 11. Restructuring and Settlement Charges

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

     The workforce reduction charge of $3.6 million was primarily related to the cost of severance and related benefits for the termination of approximately 170 employees, or two thirds of the Company’s workforce. The estimated costs of the leased facilities and equipment were $7.5 million. The accrual represents the difference between the remaining lease payments and the cost recoveries anticipated from subleases. The write-off of assets of $9.5 million was primarily related to property and equipment that was disposed of or is no longer used in operations. The assets consisted primarily of computer equipment, production equipment and related software. The write-off of assets of $9.5 million represents the difference between the net book value of the assets and the anticipated salvage values.

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

     In the three months ended September 30, 2001 the Company recorded $5.3 million of restructuring charges. These charges consisted of $1.4 million of severance and other related costs associated with the Ventro employees terminated in connection with the acquisition of NexPrise. In addition, $3.9 million of expense was accrued for changes in anticipated cost recoveries related to disposal of excess facilities and equipment.

     The following table summarizes the restructuring and settlement activity in 2001 (in thousands):

				Marketplace
				companies
	Workforce Reduction	Lease Costs	Write-off of assets	settlements	Total

April 26, 2001 Restructuring	$3,649	$7,476	$9,539	$(6,014)	$14,650
July 2001 NexPrise Acquisition	1,399	—	—	—	1,399
Other Adjustments	—	3,900	—	—	3,900
Cash Expenditures	(4,532)	(2,739)	(519)		(7,790)
Non-cash Expenditures	—	—	(9,020)	6,014	(3,006)

Balance at September 30, 2001	$516	$8,637	$—	$—	$9,153

Note 12. Recent Accounting Pronouncements

     The FASB has recently issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. The company has adopted the provisions of the statements for its acquisition of NexPrise, Inc. Under the new rules, goodwill which results from the acquisition will not subject to amortization; rather, goodwill will be subject to annual impairment tests beginning in 2002. Intangible assets with determinable lives will be amortized over those lives.

Note 13. Subsequent Events

Settlement with former marketplace

     Ventro has formally settled all outstanding disputes with MarketMile whereby Ventro will reduce its equity investment in MarketMile to 23% and the bulk of the receivables due from MarketMile will be written off. Correspondingly, MarketMile will release all claims on a $5 million customer advance. The settlement will not have a material impact on Ventro’s future reported operating income or loss.

Share Repurchases

     The Company’s Board of Directors approved a stock repurchase program of up to $2 million over the next 18 months. As of November 11, 2001, a total of 271,000 shares have been repurchased at an average price of $0.62 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of Ventro believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to Management’s Discussion and Analysis and the Risk Factors section of Ventro’s Registration Statement on Form 10-K and the section entitled “Investment Considerations” in this Form 10-Q.

Presentation of Financial Information

     In the quarter ended December 31, 2000, Ventro decided to restructure and shut down its two wholly owned marketplaces, Chemdex and Promedix. Accordingly, results of continuing operations for Ventro for the three and nine month periods ending September 30, 2000 and 2001 exclude the results of operations of Chemdex and Promedix. The results of operations for Chemdex and Promedix have been accounted for as discontinued operations. Aggregate charges of approximately $386.1 million were recorded for the year ended December 31, 2000 and $19.9 million for the nine months ended September 30, 2001 in connection with restructuring, settlements and discontinued operations.

Overview

     Ventro Corporation (the “Company” or “Ventro” or “We”) is a provider of collaborative solutions for program management and quote management. In the nine months ended September 30, 2001, technology and services provided to minority owned marketplaces did not result in revenues being recorded. Amounts related to billed costs of services provided were recorded by Ventro as offsets to related operating expenses incurred.

     On August 8, 2001 Ventro purchased NexPrise Inc., a provider of collaborative commerce solutions located in Santa Clara, California. Under the terms of the stock purchase agreement, the cost of the transaction was approximately $25 million, inclusive of liabilities assumed and transaction costs. As part of the transaction, Ventro assumed NexPrise’s obligations under existing employee option plans, which resulted in the issuance of up to 3.5 million Ventro shares, the value of which is included in the $25 million cost. Operations have been consolidated in Ventro’s Mountain View headquarters.

     Ventro expects to incur operating losses on a quarterly basis for at least the next twelve months as we develop and enhance our technology and service offerings.

Results of Operations

     Revenues. Ventro reported $350,000 of revenue for the three months ended September 30, 2001. This revenue is made up primarily of subscription and maintenance revenue associated with the product acquired in the purchase of NexPrise Inc. for the period beginning August 8, 2001 and ending September 30, 2001. Subscription revenue generally entails recognizing the value of the customer contract as revenue evenly over the term of the contract. No other revenue has been generated by Ventro’s continuing operations to date; in prior periods revenues were derived primarily from product sales through the Chemdex and Promedix marketplaces and their operations have been discontinued. We expect revenue for the three months ending December 31, 2001 to increase from the level reported for the three months ended September 30, 2001 as the fourth quarter will reflect a complete quarter of revenue and expected additional sales.

     Research and Development. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. Research and development expenses from continuing operations decreased from $9.9 million for the three months ended September 30, 2000 to $3.3 million for the three months ended September 30, 2001 and increased from $19.9 million for the nine months ended September 30, 2000 to $22.1 million for the nine months ended September 30, 2001. The increase for the nine months ended September 30, 2001 was primarily due to increased staffing and associated costs related to the design and development of our marketplace provider solution as well as lower cost recoveries from marketplace customers. The decrease in the three months ended September 30, 2001 was due to reductions in workforce that occurred in April 2001 and July 2001. The company does not expect significant changes in research and development expenses in the near future.

     In Process R&D. The company expensed $2.3 million of acquired in-process research and development acquired as a result of the NexPrise acquisition in the three months ended September 30, 2001.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as, payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management. Sales and marketing expenses from continuing operations decreased from $6.0 million for the three months ended September 30, 2000 to $1.6 million for the three months ended September 30, 2001 and decreased from $17.7 million for the nine months ended September 30, 2000 to $9.0 million for the nine months ended September 30, 2001. The decreases were primary due to the reductions in workforce that occurred in April 2001 and July 2001 and decreased marketing efforts. The Company expects sales and marketing expenses to increase in coming quarters as a full quarter of expenses associated with the sales force acquired in the NexPrise purchase are incurred and as the Company increases its sales and marketing efforts.

     General and Administrative. General and administrative expenses consist primarily of salaries, incentive payments, fees for professional services and lease expenses. General and administrative expenses increased from $1.5 million for the three months ended September 30, 2000 to $2.5 million for the three months ended September 30, 2001 and increased from $3.1 million for the nine months ended September 30, 2000 to $11.7 million for the nine months ended September 30, 2001. The increases were primary due to increased incentive payments and lower cost recoveries from subsidiaries and marketplace investments. The Company does not expect significant changes in general and administrative expenses in the coming quarters.

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

     The workforce reduction charge of $3.6 million was primarily related to the cost of severance and related benefits for the termination of approximately 170 employees, or two thirds of the Company’s workforce. The estimated costs of the leased facilities and equipment were $7.5 million. The accrual represents the difference between the remaining lease payments and the cost recoveries anticipated from subleases. The write-off of assets of $9.5 million was primarily related to property and equipment that was disposed of or is no longer used in operations. The assets consisted primarily of computer equipment, production equipment and related software. The write-off of assets of $9.5 million represents the difference between the net book value of the assets and the anticipated salvage values.

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

     In the three months ended September 30, 2001 the Company recorded $5.3 million of restructuring charges. These charges consisted of $1.4 million of severance and other related costs associated with the Ventro employees terminated in connection with the acquisition of NexPrise. In addition, $3.9 million of expense was accrued for changes in anticipated cost recoveries related to disposal of excess facilities and equipment.

     The following table summarizes the restructuring and settlement activity in 2001 (in thousands):

				Marketplace
				companies
	Workforce Reduction	Lease Costs	Write-off of assets	settlements	Total

April 26, 2001 Restructuring	$3,649	$7,476	$9,539	$(6,014)	$14,650
July 2001 NexPrise Acquisition	1,399	—	—	—	1,399
Other Adjustments	—	3,900	—	—	3,900
Cash Expenditures	(4,532)	(2,739)	(519)		(7,790)
Non-cash Expenditures	—	—	(9,020)	6,014	(3,006)

Balance at September 30, 2001	$516	$8,637	$—	$—	$9,153

     Amortization of Deferred Stock-Based Compensation. Deferred stock compensation has been amortized over the vesting periods of the stock options. The company recognized $38,000 and $133,000 in stock compensation expense for the three months ended September 30, 2001 and 2000, respectively, and $215,000 and $399,000 for the nine months ended September 30, 2001 and 2000, respectively.

     Interest Expense. Interest expense decreased to $190,000 from $4.2 million for the three months ended September 30, 2001 and 2000, respectively and decreased from $8.6 million to $5.4 million for the nine months ended September 30, 2000 and 2001, respectively. Interest expense consists primarily of interest related to convertible subordinated notes which were issued in April 2000, and to a lesser extent, financed equipment and other financing arrangements. Approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the subordinated notes remaining at September 30, 2001. In addition, the deferred offering costs of the notes are being amortized as interest expense ratably over the term of the notes.

     Interest Income and Other. Interest income and other, net, decreased to $495,000 from $4.2 million for the three months ended September 30, 2001 and 2000, respectively and decreased to $4.2 million from $10.6 million for the nine months ended September 30, 2001 and 2000, respectively. Interest income and other, net has been derived primarily from earnings on investments in cash equivalents and short-term investments. Interest increased during the second half of 2000 due to increased cash, cash equivalents and short-term investments resulting from the net proceeds of the Company’s offering of 6% convertible subordinated notes in April 2000. Interest income for the next quarter is expected to be less than that recognized in the three months ended September 30, 2001 as a result of lower invested balances as well as lower interest rates.

     Equity and Investment Loss. The equity and investment loss decreased to $1.9 million from $6.3 million for the three months ended September 30, 2001 and 2000, respectively and decreased to $8.2 million from $14.6 million for the nine months ended September 30, 2001 and 2000, respectively. The equity and investment losses reflect the Company’s share of the losses of the marketplace companies in which it has a significant ownership position and write-downs of investments accounted for using the cost method.

     Loss from Continuing Operations. As a result of the items described above the loss from continuing operations was $16.6 million and $23.9 million for the three months ended September 30, 2001 and 2000, respectively, and $74.5 million and $24.5 million for the nine months ended September 30, 2001 and 2000, respectively. We expect the loss from operations to decline significantly in the next quarter.

     Discontinued Operations. In December 2000, the Company’s Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shut down of Chemdex, Promedix and SpecialtyMD was completed in March 2001.

     In the first quarter of 2000, the Company acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was 12.1 million shares of the Company’s common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company’s common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets.

     No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented.

     Revenue from discontinued operations were $0 and $24.2 million for the three months and nine months ended September 30, 2001, respectively. The Company paid approximately $.2 million and $6.9 million during the three months and nine months ended

September 30, 2001, respectively, for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At September 30, 2001, accrued liabilities relating to discontinued operations amounted to $1.2 million. The amount is comprised of accruals for estimated costs to settle lease and other contractual obligations. Cash expenditures related to the liability balance of $1.2 million are expected to extend through February 2002.

     Extraordinary gain. During the nine months ended September 30, 2001, the Company repurchased approximately $241.2 million of Convertible Subordinated Notes, which represented approximately 96.5% of the outstanding Notes at December 2000. The total consideration provided by the Company for the tendered notes, including accrued interest, transactions and other costs, was approximately $82 million. The Company recognized a gain of approximately $159.2 million on the transaction. As most of the Notes have been retired, future such gains, if any, will be smaller than that which occurred in the first and second quarters of 2001.

Liquidity and Capital Resources

     In April 2000, Ventro completed an offering of 6% convertible subordinated notes payable in 2007 and realized net proceeds of $242.4 million. As a result of the repurchases in March and June 2001, $8.8 million of convertible notes remained outstanding at September 30, 2001. Our principal source of liquidity is approximately $32.3 million of cash, cash equivalents, short-term investments and restricted cash.

     For the nine months ended September 30, 2001, net cash used in operating activities totaled $71.1 million, which includes approximately $16 million related to restructuring and discontinued operations. The net cash used in operating activities during this period was primarily due to net losses, which were partially offset by non-cash charges of depreciation and amortization of deferred compensation, amortization and write-offs of intangible assets.

     Net cash provided by investing activities totaled $64.1 million for the nine months ended September 30, 2001. During this period, the Company invested $6 million in affiliated marketplace companies and increased restricted cash balance by $3.6 million that primarily consisted of collateral for leases. The company plans to significantly reduce the restrictions on cash in the coming months. In addition, during the nine months ended September 30, 2001, the Company had net sales and maturities of $95.7 million of short-term investments. During the nine months ended September 30, 2001, the Company acquired Nexprise Corporation and used approximately $21.3 million in cash.

     Net cash used in financing activities was $61.3 million for the nine months ended September 30, 2001. Net cash used in financing activities resulted primarily from retiring $241.2 million of the outstanding $250 million of our 6% convertible subordinated notes in March and June 2001.

     Management believes the Company has adequate cash to sustain operations for at least the next 12 months. If revenues and cash collections do not meet current expectations or if expenses exceed current expectations, the Company will reduce its spending in order to ensure operations can be sustained until profitability without raising additional cash.

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

Recently, We Have Made Substantial Changes in Our Business Model and Shut Down the Businesses That Had Provided All of Our Revenues Since Inception

     In December 2000, we shut down our Chemdex and Promedix marketplaces, laid off 235 employees and restructured certain Ventro operations. On April 26, 2001, we implemented another restructuring in which we terminated 170 employees, representing two-thirds of our workforce, accrued future lease costs associated with excess production equipment and facilities, and wrote off assets as well as the value of certain investments. During the first six months of 2001, we ceased to provide technology and services to our remaining marketplaces. In July 2001, we announced the acquisition for cash of NexPrise, Inc., a provider of collaborative commerce solutions and, as part of a consolidation of the companies’ operations, Ventro terminated additional personnel. Prior to the merger, NexPrise terminated 27 employees. As a result of these and similar actions, there has been a fundamental change in Ventro’s business. There can be no assurance that we will be successful in developing viable technology or a complete service offerings.

Our Restructurings May Not Sufficiently Reduce Operating Expenses

     Our restructurings were designed to lower our cash used for operating expenses by reducing our marketing efforts, terminating or restructuring existing hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the restructurings will reduce cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. As of September 30, 2001, we had working capital of $8.1 million and had an accumulated deficit of $590.9 million. During the nine months ended September 30, 2001, we used cash in operating activities of $71.1 million. There can be no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to reduce costs or to integrate our recent acquisition and develop a successful product and services offering could have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business.

We Have a Limited Operating History and an Evolving Technology and Service Offering, Which Makes it Difficult to Evaluate Our Future Prospects

     The success of Ventro is based on integrating and developing a viable technology and services offering and securing new customers. Our business model is not fully developed, not proven and depends upon our ability, among other things, to:

•	develop and market technology and services solutions that achieve broad market acceptance by our customers;

•	acquire and deploy a sufficient number of customers to achieve profitability;

•	extend our technology to support a wide range of hardware and software to meet the needs of a large range of customers with a variety of needs;

•	acquire or license third party technologies that we require to deliver our technology and services;

•	overcome publicity related to our public announcements of restructurings, shareholder litigation and the shutdown of our Chemdex and Promedix marketplaces, and,

•	acquire customers operating in industries we have not served to date and provide them quality technology and services.

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

Ventro and NexPrise May Not Achieve the Benefits They Expect from the Merger and This May Have a Material Adverse Effect on the Combined Company’s Business, Financial Condition and Operating Results

     The combined company will need to overcome significant issues in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

•	integrating the operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	developing a product that will be attractive to existing and potential customers;

•	retaining existing customers and strategic partners of each company; and

•	creating uniform standards, controls, procedures, policies and information systems.

     The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

•	The potential disruption of the combined company’s ongoing business and distraction of its management;

•	The difficulty of incorporating acquired technology and rights into the combined company’s products and services;

•	Unanticipated expenses related to technology integration;

•	The impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	Potential unknown liabilities associated with the merger; and

     The combined company may not succeed in addressing these risks or other problems encountered in connection with the merger

We Are Dependent on a Small Number of Customers in a Limited Number of Industries

     To date, NexPrise has derived a significant portion of its revenues from a small number of customers in two industries. Many of our customers do not have contracts that extend beyond one year. A critical component of the business plan of the combined company will be the acquisition of new customers in other industries, increasing the number of users in our current customers and renewing current contracts. There can be no assurance that we will be successful in developing profitable relationships with new customers in new industries or that we will retain NexPrise’s existing customers. There also can be no assurance that Ventro will achieve its sales goals given the worsening business environment that follows the September 11, 2001 events and the effect it may have on corporate spending for technology.

Our Operating Results Will Be Highly Dependent on License and Service Revenues from One Software Suite, and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

     Substantially all of NexPrise’s license revenues have been, and the license and services revenues of the combined company are expected to continue to be, derived from the license of the ipTeam™ solution. Accordingly, our future operating results will depend on the demand for ipTeam by future customers, including new and enhanced releases that are subsequently introduced. ipTeam was commercially launched in 1998. If our competitors release new products that are superior to ipTeam in performance or price, or if we fail to enhance ipTeam and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for ipTeam as a result of these or other factors would significantly reduce the revenues we can expect in the future.

     In the past, many software companies have experienced delays in the commencement of commercial release of their products. To date, such delays have not had a material impact on NexPrise’s revenues. In the future, we may fail to introduce or deliver new products on a timely basis. If new releases or products are delayed or do not achieve market acceptance, we could experience customer dissatisfaction or a delay or loss of revenues. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

     Moreover, as we release enhanced versions of our products, we may not be successful in upgrading our customers who purchased previous versions of the product to the current version. We also may not be successful in selling add-on modules for our products to existing customers. Any failure to continue to upgrade existing customers’ products or sell new modules, if and when they are introduced, could negatively impact customer satisfaction and our revenues.

     As with most software companies, developing and selling a product that does not require significant customization in product features or sales process for any particular customer or set of customers is critical to our success. If we are unable to resist customer requests to individualize our product or unable to develop a repeatable sales process our revenues will suffer and our costs will increase.

Ventro Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; Ventro May Never Be Profitable

     Prior to the NexPrise acquisition, Ventro had derived revenues solely from product sales through its Chemdex and Promedix marketplaces, and their operations have been discontinued. In addition, it is unlikely that we will recognize any revenue in the future related to our affiliated marketplaces. Since its inception, NexPrise has recorded revenues from a small number of customers, not all of which are committed to purchase long-term licenses. There can be no assurance that the combined company will be successful in identifying new customers or negotiating commercially acceptable contractual provisions that will allow recording of revenues. Accordingly, we have little basis upon which to anticipate significant revenues. Ventro has spent significant funds, and is subject to commitments to lease third-party facilities and equipment, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations and to acquire NexPrise. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. There can be no assurance that we will ever be profitable.

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

     In addition, substantially all of our prospective customers have established and long-standing relationships with some of our competitors. Accordingly, we cannot be certain that we will be able to expand NexPrise’s customer and user base, or retain its current customers. We may not be able to compete successfully against our current or future competitors, which could have a material adverse effect on our business, results of operations and financial condition.

Our Financial Performance, Workforce Reduction and Acquisition of NexPrise May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

     In connection with the evolution of our business model and in order to reduce our cash expenses, in both December 2000 and April 2001 we announced significant workforce reductions. We announced the acquisition of NexPrise in July 2001 and in connection with the acquisition the company terminated additional personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

If Our Common Stock Price Remains Under $1.00, or if We Otherwise Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from the Nasdaq National Market, Which Could Eliminate the Trading Market for Our Common Stock

     If we fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. If the stock is delisted, it would significantly decrease the liquidity of an investment in Ventro common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

Several Key Members of Our Management Team Have Only Recently Joined Us and if They Are Not Successfully Integrated into Our Business or Fail to Work Together as a Management Team, Our Business Will Suffer

     Several key members of our management team have joined us recently, including Ted Drysdale, our President, Varma Kunaparaju, our Vice President, Engineering, John Lynch, our Senior Vice President of Sales and Services and David Zechnich, our Chief Financial Officer. If we do not effectively integrate these executives and key personnel into our business, or if they do not work together with existing personnel as a management team to enable us to implement our business strategy, our business will suffer.

Our Business Will Involve a Lengthy and Unpredictable Sales Cycle

     The sales cycle for the target customers of the software and services we provide tends to be lengthy; our sales cycle may be somewhat longer than those of our more established competitors. The unpredictability of the length of our sales cycle could make it difficult to forecast revenue and plan expenditures. Additionally, any delays in deployment of our software related to our inexperience with a type of business or the size or complexity of the account would delay our ability to recognize revenue from that account. Such delays could adversely affect our financial results.

Our Business Will Suffer if We Do Not Enhance or Introduce New Services and Upgrades to Meet Changing Customer Requirements

     The market for collaborative software and services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. If we do not develop technology that can respond to these changes the probability of us obtaining new customers will be remote. In particular, we are designing our technology to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We can make no assurances, however, that future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to keep pace with changes made to hardware and software configurations and network infrastructures.

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

We Anticipate Our Operating Results Will Fluctuate Significantly from Quarter to Quarter

     Important factors that could cause our quarterly results to fluctuate materially include:

•	the timing of obtaining new customers (length of sales cycle);

•	the timing of deploying services for new customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	costs related to the various third-party technologies we incorporate into our products;

•	utilization of our leased third-party data center space and technology infrastructure;

•	changes in our pricing policies or those of our competitors; and

•	the amount of credits that we may be required to issue to our current customers if we fail to deliver our services pursuant to contractual arrangements.

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

We Are Dependent on Intellectual Property and on Products Licensed or Purchased from Third Parties and are Exposed to Legal Liability for Infringement

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

     Our business has involved the licensing of our technology to our customers and joint venture partners. Most licenses to our partners are exclusive within such partner’s industry or business, thus limiting to some extent our ability to use and license our technology in the future. Pursuant to our existing licenses, we have made certain representations and warranties and agreed to indemnify our licensees against claims of infringement by third parties. Thus, we may be exposed to a significant risk of liability for intellectual property infringement claims by others. Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

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

We Face Risks Associated With Shareholder and Bondholder Litigation

     Several class action lawsuits have been filed and served on Ventro alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000 and concerning the Company’s initial public offering. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Market Risk Disclosure

     The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related primarily to changes in interest rates. However, we do not hold derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Risk

     Our sales from inception to date that are included in discontinued operations have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, we are now selling and, in future periods, we expect to sell more in foreign markets. If our sales will be made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder and Bondholder Litigation

     In April 2001, the Company received notice that two types of shareholder class action lawsuits had been filed. One alleges that the Company and certain individuals made false and misleading statements concerning the Company’s business model and earnings for fiscal 2000, and the other alleges that certain investment banks, the Company and individuals made false and misleading statements relating to the Company’s Initial Public Offering. The Company also received notice in April that another type of class action lawsuit was filed on behalf of debt instrument holders alleging that the Company and certain individuals made false and misleading statements concerning the Company’s business model and earnings for fiscal 2000. In August 2001, the Company received notice of a derivative class action suit filed by shareholders in California on behalf of the Company. Plaintiffs seek recovery from certain officers and Board members for their alleged breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. While the outcomes can not be predicted, the Company believes there are meritorious defenses to the actions and the suits will be defended vigorously.

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

Exhibit
Number	Description

2.9	Agreement and Plan of Merger and Reorganization, dated July 13, 2001, by and among Registrant, NexPrise, Inc., a Delaware corporation, Neptune Merger Corp., a Delaware Corporation, Ram Sriram as Stockholder Representative, and U.S. Bank Trust, National Association as Escrow Agent (4)

3.1	Amended and Restated Certificate of Incorporation of Ventro (1)

3.2	Amended and Restated Bylaws of Ventro (2)

10.1	Form of Indemnification Agreement between Ventro and each of its officers and directors (2)

**10.2	Form of Change of Control Agreement between Ventro, each of its officers and certain employees (1)

**10.4	1998 Stock Plan, as amended, and form of option agreement(3)

**10.6	1999 Directors’ Stock Plan(1)

10.22	NexPrise, Inc. 1997 Stock Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s S-8 filed with the Commission August 9, 2001) (4)

10.23	Form of NexPrise, Inc. Nonstatutory Stock Option Agreement (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s S-8 filed with the Commission on August 9, 2001) (4)

21.1	Subsidiaries of Ventro (4)

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78505) filed with the Commission on May 14, 1999, as amended, which Registration Statement was declared effective July 26, 1999.

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an exhibit to Registrant’s Form 10-K filed with the Commission on February 26, 2001.

(3)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (file 333-31774)

(4)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on August 14, 2001.

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement

           Reports on Form 8-K:

(1)	On July 30, 2001, Ventro filed a report on form 8-K announcing its intent to acquire NexPrise.

(2)	On August 21, 2001, Ventro filed a report on form 8-K providing details of a presentation made to analysts in August 2001 and from time to time thereafter.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2001.

VENTRO CORPORATION

By:	/s/ DAVID P. PERRY

David P. Perry Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.9	Agreement and Plan of Merger and Reorganization, dated July 13, 2001, by and among Registrant, NexPrise, Inc., a Delaware corporation, Neptune Merger Corp., a Delaware Corporation, Ram Sriram as Stockholder Representative, and U.S. Bank Trust, National Association as Escrow Agent (4)

3.1	Amended and Restated Certificate of Incorporation of Ventro (1)

3.2	Amended and Restated Bylaws of Ventro (2)

10.1	Form of Indemnification Agreement between Ventro and each of its officers and directors (2)

**10.2	Form of Change of Control Agreement between Ventro, each of its officers and certain employees (1)

**10.4	1998 Stock Plan, as amended, and form of option agreement(3)

**10.6	1999 Directors’ Stock Plan(1)

10.22	NexPrise, Inc. 1997 Stock Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s S-8 filed with the Commission August 9, 2001) (4)

10.23	Form of NexPrise, Inc. Nonstatutory Stock Option Agreement (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s S-8 filed with the Commission on August 9, 2001) (4)

21.1	Subsidiaries of Ventro (4)

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78505) filed with the Commission on May 14, 1999, as amended, which Registration Statement was declared effective July 26, 1999.

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an exhibit to Registrant’s Form 10-K filed with the Commission on February 26, 2001.

(3)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (file 333-31774)

(4)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on August 14, 2001.

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangemenD