Form 10-K
period 2001-12-31
NEXPRISE INC
filed 2002-02-25
CIK 1047499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-26811

Nexprise, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	77-0465496 (I.R.S. Employer Identification Number)

701 Palomar Airport Road, Suite 110, Carlsbad, CA 92009

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

760-804-1333

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0002 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      At January 31, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $12,400,000

      At January 31, 2002, the number of shares of Common Stock outstanding was 46,252,604

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders —

Part III of this Form 10-K.

NEXPRISE, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2001

PART 1

Item 1.     Business

Overview

      NexPrise, Inc. (the “Company”, “NexPrise”, “us”, “our” or “we”), formerly known as both Ventro Corporation and as Chemdex Corporation, is a provider of collaborative solutions for program management and quote management. In 2001, we significantly restructured our operations and focused on a new business direction. We virtually completed our exit from the business of building and servicing business-to-business marketplaces and entered the business of providing collaborative software solutions. In August 2001, we acquired privately-held NexPrise, Inc., a company with an advanced collaborative software solution and an established customer base. We have reorganized our management team and Board of Directors and also have taken measures to reduce commitments and operating expenses and conserve cash.

      The Company originally was incorporated as Chemdex Corporation in September 1997 in Delaware. In February 2000, we changed our name to Ventro Corporation and in January 2002, we renamed the company NexPrise, Inc. to reflect our new direction. For 2002, our focus is to further develop our product offering, to increase our customer base and revenue and to get our operations closer to generating positive cash flow.

Unwinding of Marketplace Operations

      In December 2000, we announced a plan to discontinue operations of our wholly-owned business-to-business marketplaces, Chemdex and Promedix. In 2001, we shut down their operations by severing electronic ties to these marketplaces; customers ceased placing electronic orders for products offered by suppliers. Throughout 2001, we unwound our contractual obligations to customers, vendors, and minority-owned companies to which we had been providing marketplace services. We had formed in 1999 and 2000 separate entities with industry partners, but concluded in 2001 that we would not continue to provide services to them. We terminated our contracts with Amphire Solutions and MarketMile in 2001 but maintain equity positions in these companies. We terminated our contract with Broadlane and sold our equity position back to them for an $11 million, two-year interest-bearing note of Broadlane guaranteed by Tenet Healthcare Corporation. This note was subsequently used as consideration to acquire then outstanding NexPrise Notes payable. Industria Solutions concluded that it could not be a profitable entity and shut down its operations in the second quarter of 2001; we acquired certain of its assets and hired certain of their personnel.

Financial Management

      We took measures over the last year to reduce our commitments and operating expenses and conserve our cash. In February, we announced a tender offer to repurchase all of the outstanding 6% convertible Notes that were issued in March 2000. We offered $270 per $1,000 of principal and interest accrued thereon and retired approximately $185 million in principal for $58.4 million. In June, we repurchased approximately $56 million in principal in private transactions where we paid $11 million in cash and assigned the $11 million promissory note from Broadlane. The two transactions reduced the Notes outstanding from $250 million to approximately $9 million, which reduced our annual interest expense from $15 million to approximately $500,000.

      We also reduced our operating expenses by terminating significant real estate and equipment leases, lowering headcount from approximately 600 in December 2000 to 74 in February 2002 and reducing non-personnel expenses. In the fourth quarter of 2001, our operating expenses, excluding net restructuring and settlement, were $6.8 million, including approximately $1.5 million of depreciation and amortization.

NexPrise Acquisition and Organizational Changes

      Building on our experience with business-to-business marketplaces and transaction flows, we determined that the market for complex procurement solutions was a large, growing opportunity and that our emphasis should be to assist companies with their own complex procurement needs, rather than enabling independent marketplaces. So, we altered our business strategy in 2001 to speed our time-to-market in providing collaborative solutions. We acquired the operations of privately-held NexPrise, Inc., a provider of such solutions with an established product and a strong customer base. The combined entity, now named NexPrise, Inc., made changes to the management team and Board of Directors to better reflect the new direction of the company. Ted Drysdale, who was Chief Executive Officer of NexPrise, is now Chief Executive Officer, President, and Chairman of the Board of the combined entity. Ted Drysdale, John Glancy, Gary Lenz, Thomas Insley and Thomas Jones are new members of the Board of Directors.

      The combined entity now operates as one organization and continues to develop and sell our product offering. Since the companies merged operations, we have announced several new contracts with key customers including industry leaders Trelleborg Automotive, Budd Plastics, and Bell Helicopter. Our customer base is a diversified group; no single customer makes up over 10% of our consolidated revenues.

Marketing, Sales, and Support

      Our current marketing, sales, and support activities relate to building NexPrise’s brand identity, determining product direction, selling to customers, and managing and serving customer accounts. We sell our product through a direct sales force distributed in various strategic locations. Technical Account Managers are responsible for the successful deployment of our product at the customer site. As of February 11, 2002, we employed 30 individuals in these organizations at NexPrise offices in Carlsbad, CA, Mountain View, CA, and remote field locations. Expenses for marketing, sales, and support activities were $11 million in 2001. We expect to add personnel and expenses only as needed to support new customers.

Research and Development

      Our research and development organization is focused on developing and enhancing our product for customers. As of February 11, 2002, our research and development organization included 31 employees responsible for software and system development. Expenses for research and development were $25 million in 2001, plus $2.3 million of acquired in-process research and development related to the acquisition of NexPrise. The 2001 and 2000 expenses included substantial expenses incurred prior to our revised business direction and to our acquisition of NexPrise and are not indicative of planned future expenditures. To date, substantially all software development costs have been expensed as incurred because the time from working model to saleable model is very short. We believe that continued investments in research and development are required to remain competitive.

Product

      NexPrise’s product was originally developed as software technology to share sensitive documents securely over the Internet. In 1997, NexPrise was formed as a private company with intellectual property rights to this technology. We have continued to develop the product and it has evolved into business applications that facilitate collaborative commerce. Our software can be accessed by approved users with standard Internet browsers and can reside on either servers maintained and administered by our customers or servers hosted by us, though our hosting is generally outsourced to a third party. Our product requires minimal installation, customization, and training.

      Our two principal applications are Program Manager and Quote System. Both applications are collaborative software solutions that allow individuals within and between companies to work together on complex processes. Both applications have functionality for:

•	User administration to ensure that only authorized users have access

•	Virtual workspaces for document sharing and collaboration

•	Document storage, management, and viewing for multiple file formats through standard Internet browsers

•	Discussion groups and chat for capturing information and decisions

      The Program Manager application enables users to manage and track programs and has functionality such as project dashboards and integrations with project management, efficiency, and enterprise applications. The Quote System application enables users to manage cost estimating and complex procurement for build-to-order materials and has functionality for bid tabulation and quote estimating.

      System Architecture. Our solutions include three layers of technology:

•	Infrastructure Layer. This layer is the foundation of the product and provides the product with Internet, email, database security, and flexibility. The layer is implemented using standard web servers and supports standard Internet protocols such as HTTP/HTTPS and XML.

•	Platform Layer. This layer provides critical functionality for the applications. It enables the creation of virtual project workspaces with document management and viewing, ad-hoc workflow creation, and status tracking.

•	Application Layer. This layer provides specific functionality and workflow for business applications such as Program Manager and Quote System.

Competition

      The market for collaborative software solutions is new and evolving rapidly. Competition is intense and is expected to increase significantly in the future. Barriers to entry are not substantial. We believe that the critical success factors for companies seeking to create Internet collaborative software solutions include the following:

•	Quality, reliability and security of the solution

•	Breadth and depth of product offerings

•	Brand recognition

•	Installed base of customers

•	Ease of use and customers

•	Speed of installation and operability

      We face competition from a diverse group of companies, including companies with Product Data Management (PDM) offerings such as MatrixOne or Parametric Technology Corporation (PTC). These companies have extended their PDM offerings to develop solutions that are competitive. Competition could also come from developers of enterprise software solutions such as i2 Technologies, Oracle, or Ariba, which may expand their product lines to compete. We believe we have a product that is superior to competitors’ offerings and that we can compete effectively with these companies. However, these companies have greater financial resources and larger sales and marketing organizations and will be formidable competitors.

Proprietary Rights and Licensing

      Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We have filed two U.S. patent applications and two foreign applications on our proprietary technology. One U.S. patent has been issued. Our remaining three patents are currently pending. We have applied to register three trademarks; one has been registered.

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

      Our business involves the licensing of our technology to our customers. Pursuant to our existing licenses, we have made certain representations and warranties and agreed to indemnify our licensees against claims of infringement by third parties. Thus, we may be exposed to a significant risk of liability for intellectual property infringement claims by others. Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

Employees

      As of February 11, 2002, we had 74 full-time employees, including 31 in research and development, 26 in sales and marketing, 4 in customer support and 13 in general and administrative functions. We also employ a limited number of independent contractors to support our development and administrative organizations.

Directors and Executive Officers of the Registrant

      Set forth below is information regarding the directors and executive officers of NexPrise as of February 19, 2002.

Name	Age	Position

Ted Drysdale	53	President, Chief Executive Officer and Chairman of the Board of Directors
David P. Perry	34	Vice Chairman of the Board of Directors
David Zechnich	45	Chief Financial Officer
Varma Kunaparaju	34	Vice President, Product Development
Raj Tolani	42	Vice President, Engineering
John Glancy	55	Director
Thomas Insley	51	Director
Thomas Jones	52	Director
Gary Lenz	54	Director

      Ted Drysdale has served as our President, Chief Executive Officer and Chairman of the Board of Directors since November 2001. Mr. Drysdale has served on our Board of Directors since October 2001. Prior to joining NexPrise, Mr. Drysdale was President and Chief Executive Officer of privately held NexPrise, Inc., a manufacturing software company, which we acquired in August 2001. From January 1979 to April 2000, Mr. Drysdale was Senior Vice President of the Visualization and CSM Group of Parametric Technology Corporation, a software company. From September 1996 to January 1999, Mr. Drysdale also served as President and Chief Executive Officer of Division, Inc., a software company, and from April 1996 to September 1998, he served as Chief Executive Officer and Co-Founder of Objectlogic, a developer of visualization and markup software.

      David P. Perry co-founded the Company in September 1997 and served as our President and Chief Executive Officer until November 2001. He has served as a director since September 1997 and as Vice Chairman of the Board of Directors since November 2001. From December 1995 to April 1997, he co-founded and served in various positions, including Chief Executive Officer, of Virogen, Inc., a biotechnology company. Mr. Perry has also held various positions at Exxon Corporation, including Refinery Operations Supervisor from January 1994 to May 1995, financial analyst from March 1993 to January 1994, project manager from September 1992 to March 1993 and engineer from September 1990 to March 1992. Mr. Perry holds an M.B.A. from Harvard University and a B.S. in chemical engineering from the University of Tulsa.

      David W. Zechnich joined us in March 2001 as our Chief Financial Officer. From October 2000 to February 2001, Mr. Zechnich served as the Chief Financial officer of Xoriant, an enterprise application consulting provider. From September 1978 to October 2000, Mr. Zechnich held various positions at PricewaterhouseCoopers LLP, a public accountancy firm. Mr. Zechnich serves on the board of directors of MarketMile, a privately-held company. Mr. Zechnich has announced that he will be leaving the Company effective February 28, 2002.

      Varma Kunaparaju has served as our Vice President of Product Development since August 2001 and co-founded privately-held NexPrise. Before that, he worked at Palo Alto Research Labs. Mr. Kunaparaju has over twelve years of experience in software development and delivered several successful enterprise products. Before joining Palo Alto Research Labs, Mr. Kunaparaju held key consulting positions at Exodus and also led a team of engineers in India in designing and developing software products in distributed computing area. He holds an MS degree in Computer Science and a BS degree in electronics and communications engineering.

      Raj Tolani has served as our Vice President, Engineering since February 2002. Prior to joining NexPrise, Mr. Tolani was the President and CEO of InfoPrise, which was acquired by the company in February 2002. Mr. Tolani has been in the software development industry for the past 16 years and is the former founder, chairman and President of ObjectLogic. Mr. Tolani led the development and growth of ObjectLogic, as well as its merger with Division Ltd and stayed on as Vice-President of Development after its acquisition. During his tenure with Division Ltd., he lead development teams in both the U.S. and U.K. Prior to that, as Vice-President of development for Computervision, Mr. Tolani led the development of Perolus (CAD software) from its inception to completion. Mr. Tolani holds a Bachelor’s Degree in Mechanical Engineering from the Indian Institute of Technology and a Master’s Degree in Mechanical Engineering from the University of Rhode Island.

      John Glancy has been a member of our Board of Directors since November 2001. Mr. Glancy is also a member of the Board of Directors of Science Applications International Corporation (SAIC) and head of SAIC’s International Committee. SAIC is a research and engineering firm that provides information technology, systems, integration, and e-business products and services to commercial and government customers. From February 1994 to February 2000, Mr. Glancy was Corporate Executive Vice President at SAIC. Mr. Glancy also serves on the boards of directors of Coorstek and two private companies.

      Thomas Insley has been a member of our Board of Directors since February 2002. Mr. Insley retired in October 2001 as a partner with PricewaterhouseCoopers LLP, where he worked for over 29 years. He worked most recently as office managing partner and audit site leader of the San Diego office, where he oversaw all operations and managed a number of audit client engagements.

      Thomas Jones has been a member of our Board of Directors since November 2001. From May 1999 to June 2001, Mr. Jones was Chief Executive Officer at Stratasource, Inc., a management service provider. From March 1986 to March 1999, Mr. Jones served as President of MDL Information Systems, Inc., a software company.

      Gary Lenz has been a member of our Board of Directors since January 2002. Mr. Lenz has also served as a member of the Office of the Chairman of Peregrine Systems, Inc., a global software company, since July 2000. From June 1983 until June 2000, Mr. Lenz held various positions at Arthur Andersen LLP and most recently served as managing partner of its worldwide real estate and hospitality industry practice. Mr. Lenz also serves as an advisory board member for Supply Solutions, Inc.

Item 2.     Properties

      Our executive, sales and a portion of our development offices are located in approximately 4,300 square feet in Carlsbad, California under a lease expiring in February 2003. Development and administrative offices are located in approximately 17,000 square feet located in Mountain View, California under a lease expiring in February 2005. We also have leased and sub-leased approximately 34,000 square feet in Palo Alto, California; both the lease and sublease expire on December 31, 2003. The Company also maintains a small sales office in the United Kingdom and a few domestic locations.

Item 3.     Legal Proceedings

      A former stockholder of Promedix filed a complaint against us, Promedix and certain other parties in the Superior Court of California, County of Los Angeles alleging, among other things, that we had negligently failed to exchange his shares of Promedix stock for shares of our common stock on a timely basis, causing him damages resulting from a decline in our stock price in the intervening time between the submission of his Promedix shares for exchange and his receipt of our shares. The complaint did not specify the amount of damages sought by the plaintiff, but instead seeks general, special and punitive damages. We filed a partially successful motion to dismiss the plaintiff’s claims on February 5, 2001. Plaintiff amended the complaint to allege a conspiracy between all defendants to delay his sale of stock. We believe we have meritorious defenses against all claims asserted. Trial is set for April 2002. It is impossible for us to predict the outcome of such litigation.

      In 2001, several class action lawsuits were filed and served on us alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is also a defendant in the IPO class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and may require a significant commitment of time and resources by our senior management. The Company also has been served with a shareholder derivative action but is named solely as a nominal defendant against whom no recovery is sought.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “NXPS”. Previously the Company has utilized the symbols “CMDX” starting on July 27, 1999, and “VNTR” starting March 1, 2000. We have traded under the current symbol “NXPS” since January 15, 2002. Prior to July 27, 1999, there was no public market for our common stock. The following table shows the high and low sale prices of the Company’s common stock as reported by the Nasdaq National Market for the periods indicated.

	Common Stock Price

	High	Low

(Price Range of Common Stock)
Year Ended December 31, 2001
First Quarter	$4.31	$0.66
Second Quarter	$1.15	$0.31
Third Quarter	$0.65	$0.12
Fourth Quarter	$1.15	$0.23
Year Ended December 31, 2000
First Quarter	$243.50	$51.13
Second Quarter	$59.50	$14.00
Third Quarter	$26.88	$8.13
Fourth Quarter	$12.02	$0.59
Year Ended December 31, 1999
Third Quarter (from July 27, 1999)	$34.88	$15.13
Fourth Quarter	$143.00	$29.44

      On February 8, 2002, the last reported sales price of our common stock on the Nasdaq National Market was $.35 per share. As of December 31, 2001, there were approximately 64,000 stockholders of record of our common stock.

Dividend Policy

      We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6.     Selected Consolidated Financial Data

      The selected financial data below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this document. The following balance sheet data as of December 31, 2001 and 2000 and the selected consolidated statements of operations data for years ended December 31, 2001, 2000, and 1999 have been derived from audited consolidated financial statements included elsewhere in this document. The consolidated balance sheet data as of December 31, 1999, 1998 and 1997 and the consolidated statements of operation data for the year ended December 31, 1998 and for the period from inception (September 4, 1997) through December 31, 1997 have been derived from audited consolidated statements not included in this document. The selected Consolidated Statement of Operations Data has been restated to reflect the Chemdex and Promedix businesses as discontinued operations. Historical results are not necessarily indicative of results that may be expected for future periods. See Note 2 of Notes to our Consolidated Financial Statements that explains how shares used in computing basic and diluted net loss per share were determined.

					Period from
					Inception
					(September 4,
	Year Ended December 31,				1997 through
					December 31,
	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$1,042	—	—	—	—
Loss from continuing operations	$(79,330)	$(93,536)	$(5,421)	$(1,051)	$(121)
Basic and diluted loss per share from continuing operations	$(1.72)	$(2.16)	$(0.35)	$(0.59)	$(0.07)
Loss from discontinued operations	—	$(524,561)	$(43,152)	$(7,437)	$(283)
Basic and diluted loss per share from discontinued operations	—	$(12.12)	$(2.82)	$(4.20)	$(0.17)
Extraordinary item: gain from retirements of bonds	$159,762	—	—	—	—
Basic and diluted gain from retirements of bonds	$3.46	—	—	—	—
Net income/(loss)	$80,432	$(618,097)	$(48,573)	$(8,488)	$(404)
Basic and diluted net income (loss) per share	$1.74	$(14.28)	$(3.17)	$(4.79)	$(0.24)
Weighted average common shares outstanding — basic and diluted	46,210	43,298	15,322	1,772	1,704

	As of December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$22,235	$192,022	$103,095	$5,990	$1,346
Working capital	$15,792	$158,352	$82,130	$4,489	$1,116
Total assets	$52,625	$257,308	$163,933	$8,168	$1,728
Long term obligations	$8,803	$250,206	$494	—	$6
Total liabilities	$17,182	$304,381	$38,914	$1,820	$280
Total stockholders’ equity (deficit)	$35,443	$(47,073)	$125,019	$6,348	$1,448

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of NexPrise believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to the Risk Factors section of this Form 10-K.

Presentation of Financial Information

      In 2001, we significantly restructured our operations and focused on a new business direction. We virtually completed our exit from the business of building and servicing business-to-business marketplaces and entered the business of providing collaborative software solutions. In August 2001, we acquired privately-held NexPrise, Inc., a company with an advanced collaborative software solution and an established customer base. We have reorganized our management team and Board of Directors and also have taken measures to reduce commitments and operating expenses and conserve cash.

      During 2001 the Company incurred a net charge of $16.5 million in connection with restructurings and settlements. All revenues presented are derived from the operations of NexPrise, acquired in August 2001. In the quarter ended December 31, 2000, NexPrise (then Ventro) decided to restructure and shut down its two wholly-owned marketplaces, Chemdex and Promedix. Accordingly, results of continuing operations for NexPrise for the periods ended December 31, 2000 exclude the results of operations of Chemdex and Promedix and the results of those operations have been accounted for as discontinued operations. Aggregate charges of approximately $386 million were recorded for the year ended December 31, 2000, in connection with restructuring and discontinued operations.

Overview

      NexPrise, Inc. (the “Company”, “NexPrise”, “us”, “our” or “we”), formerly known as both Ventro Corporation and as Chemdex Corporation, is a provider of collaborative solutions for program management and quote management. On August 8, 2001 the Company purchased privately-held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. Under the terms of the merger agreement, the cost of the transaction was approximately $25 million, inclusive of liabilities assumed and transaction costs. Additionally, as part of the transaction, NexPrise’s obligations under existing employee option plans were assumed, which resulted in the issuance of up to 3.5 million shares, the value of which is included in the $25 million cost.

      NexPrise expects to incur operating losses on a quarterly basis for at least the next twelve months as we develop and enhance our technology and service offerings.

Critical Accounting Policies

      The Company considers certain accounting policies related to revenue recognition, accounting for investments, impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

      Revenue recognition. The Company recognizes license revenue using the “subscription” method. The subscription method recognizes revenue ratably over the duration of a contract. Revenue is made up primarily of subscriptions of bundled license and post contract support (PCS) and in some situations include hosting. The initial and renewal amounts are recognized as revenue ratably over the period of the license during which the services are expected to be provided. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      Investments. The various interests that we have acquired in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

      Consolidation. Companies that NexPrise directly or indirectly controls are accounted for under the consolidation method of accounting. Under this method, a company’s accounts are reflected within its Consolidated Financial Statements. All significant inter-company accounts and transactions are eliminated.

      Equity Method. Entities where NexPrise can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not NexPrise exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% — 50% interest in the voting securities of the company including voting rights associated with NexPrise holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations.

      Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, NexPrise’s share of the earnings or losses of these companies is not included in its Consolidated Statements of Operations. The Company periodically evaluates the carrying value of its investments for impairment.

      The fair value of the long-term investments is dependent on the performance of the entities in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met the Company may have to record additional impairment charges not previously recognized.

      Long-lived assets. The Company’s long-lived assets include goodwill and other intangible assets. At December 31, 2001, the Company had $20.5 million of goodwill and other intangible assets. In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. In 2002 the Company will adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first half of 2002. The Company does not believe that any reduction of the goodwill balance at January 1, 2002 is required. However, based on steps the Company has taken to prepare for the adoption of Statement 142, it is possible that a portion of the $11.7 million goodwill related to the acquisition of NexPrise will be impaired using the impairment test required by Statement 142. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first half of 2002. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other acquisition related intangible assets.

      Deferred tax assets. The Company has provided a full valuation reserve related to its substantial deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowance quarterly.

Results of Operations

      The following table sets forth items from our consolidated statements of operations (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net revenues	$1,042	$—	$—
Cost of revenues	(797)	—	—

Gross profit	245	—	—

Operating expenses:
Research and development	24,580	35,227	—
Amortization of in process research and development	2,300	—	—
Sales and marketing	11,050	24,501	—
General and administrative	14,067	6,689	8,416
Restructuring and settlement charges	16,543	4,891	—

Total operating expenses	68,540	71,308	8,416

Operating loss	(68,295)	(71,308)	(8,416)
Interest expenses	(5,646)	(12,813)	(168)
Interest income and other, net	4,426	14,242	3,163
Equity and investment loss	(9,815)	(23,657)	—

Loss from continuing operations	(79,330)	(93,536)	(5,421)

Discontinued operations:
Loss from discontinued operations, net of income tax	—	(186,466)	(43,152)
Loss on disposal, net of income taxes	—	(338,095)	—

Loss from discontinued operations	—	(524,561)	(43,152)

Extraordinary item — gain from retirement of bonds, net	159,762	—	—

Net income(loss)	$80,432	$(618,097)	$(48,573)

      Revenues. NexPrise reported $1,042,000 of revenue for the period ended December 31, 2001. This revenue is made up primarily of subscriptions of bundled license and post contract support (PCS) and in some situations include hosting for the Company’s collaborative commerce products generated subsequent to our August 8, 2001 acquisition of privately-held NexPrise, Inc. Subscription revenue generally entails recognizing the value of the customer contract as revenue ratably over the term of the contract. Previously, revenues were derived primarily from product sales through the Chemdex and Promedix marketplaces, which have been presented as discontinued operations. Our revenues may increase in 2002 as we recognize a full year of revenue, as existing customers renew and expand their user base and as new customers are brought under contract.

      Cost of Revenues. Cost of revenues in 2001 consists primarily of outsourced hosting services for our customers, amortization of the technology intangible asset acquired in August 2001, personnel and other expenses associated with providing maintenance services, technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution. Cost of revenues in 2000 and 1999 were related to operations that were discontinued in December 2000. The Company expects the cost of revenues in absolute dollars to increase in the coming year, but for cost of revenues to decline as a percentage of revenue if revenues increase significantly as the Company’s infrastructure is leveraged across what is expected to be a larger customer base in 2002.

      Research and Development. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. Research and development expenses from continuing operations were approximately $24.6 million during fiscal 2001, down approximately $10.6 million from the approximately $35.2 million spent during fiscal 2000. The decrease was largely driven by reductions in workforce that occurred in April and July of 2001. A substantial portion of research and development expenses incurred in 2000 and in 1999 related to operations that are included in the discontinued operations line items. The Company expects next year’s recurring research and development expenses to be substantially less than those incurred in 2001. We believe that continued investments in research and development are required to remain competitive.

      In-Process Research and Development. The Company expensed $2.3 million of acquired in-process research and development as a result of the NexPrise acquisition, which closed on August 8, 2001. The Company determined the amount of in process research and development through an independent valuation in connection with the allocation of the purchase price. An additional in-process research and development charge may also result from our February, 2002 acquisition of InfoPrise; however, the amount of such a charge, if any, has not yet been determined.

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses from continuing operations were approximately $11.1 million during fiscal 2001, down $13.4 million from the approximately $24.5 million expensed during 2000. The decrease was driven by reductions in workforce that took place during 2001 and reduced spending on marketing programs. Sales and marketing expenses in 2000 and 1999, related to operations that were discontinued in December 2000, are included in discontinued operations. The Company does not expect sales and marketing expenses to change significantly in the coming year.

      General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses from continuing operations were approximately $14.1 million, up $7.4 million from the approximately $6.7 million spent in 2000. The Company incurred approximately $8.4 million in 1999. The increase in 2001 was driven by incentive payments made in the first two quarters of 2001 and reduced cost recoveries from subsidiaries and marketplace investments; the reduced cost recoveries also explain the reduction in 2000 as compared to 1999. The Company expects general and administrative expenses in 2002 to be significantly lower than those reported in 2001 due to reductions in infrastructure costs and reductions in workforce that took place during 2001.

      Settlements, Restructurings and other. During the year ended December 31, 2001, the Company took many actions to improve efficiencies and reduce operating costs. The specific actions outlined below include employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss from continuing operations.

      In the second quarter of 2001, the Company announced a restructuring plan in connection with its efforts to improve efficiencies and cut operating costs. The restructuring included a workforce reduction, consolidation of excess facilities, write-offs and accruals with respect to certain assets and commitments, as well as termination of services for the Broadlane, MarketMile and Industria marketplaces. As a result, the Company recorded a net charge of $14.7 million during the three months ended June 30, 2001 and included: a) a workforce reduction charge of $3.6 million, primarily related to the cost of severance and related benefits for the termination of approximately 170 employees, b) $7.5 million of estimated remaining lease payments and the cost recoveries anticipated from subleases related to excess leased facilities and equipment and c) a write-off of the difference between the net book value of the assets and the anticipated salvage value of excess computer and networking equipment and related software of $9.5 million. The Company recorded a gain of $6 million in the quarter ended June 30, 2001 for the settlements, net of write-downs associated with its marketplace companies: Broadlane, Industria and MarketMile. The gain primarily consisted of receipt of an $11 million two year interest-bearing promissory note from Broadlane (which is guaranteed by Tenet Healthcare Corporation) and cash and certain assets from Industria, offset by accruals and write-downs of receivables from the marketplace companies.

      In the three months ended September 30, 2001 the Company recorded $5.3 million of restructuring charges. These charges consisted of approximately $1.4 million of severance and other related costs associated with the Ventro employees terminated in connection with the acquisition of NexPrise and $3.9 million of expense, accrued for anticipated reduced cost recoveries related to disposal of excess facilities and equipment, resulting from continued deterioration of the real estate and equipment markets.

      In the three months ended December 31, 2001 the Company recorded a $3.4 million gain from restructuring and settlement. The gain was driven by better than expected settlements related to the termination of excess facilities and equipment leases and the settlement with MarketMile. The charges related to additional employee terminations and identification of additional excess equipment.

      The following table summarizes the restructuring and settlement activity in 2001 (in thousands):

		Estimated
		Excess Lease		Marketplace
	Workforce	Costs and	Write-off	companies
	Reductions	Legal	of assets	settlements	Total

Second Quarter	$3,649	$7,476	$9,539	$(6,014)	$14,650
Third Quarter	1,399	3,900	—	—	5,299
Fourth Quarter	368	(4,174)	2,014	(1,614)	(3,406)

	$5,416	$7,202	$11,553	$(7,628)	$16,543

      At December 31, 2001 the Company had unliquidated accruals of $884,000.

      In the fourth quarter of 2000, the Company recorded charges of $37.2 million related to write-offs of certain investments and costs of restructuring its business to be consistent with the new business model. These charges were reported as components of net loss from continuing operations. The write-downs of investments included a $22.3 million write-down of a strategic marketplace investment and $10.0 million of write-downs of other investments. The restructuring charge included $320,000 and $990,000 of cash and non-cash charges related to employee layoffs in addition to approximately $3.3 million of non-cash charges for the write-off of intangible assets associated with development projects that were cancelled and $280,000 for other expenses. Substantially all of the cash charges related to the restructuring were paid in the fourth quarter of 2000.

      Interest Expense. Interest expense decreased to approximately $5.6 million for 2001 from $12.8 million in 2000. Interest expense consists primarily of interest related to convertible subordinated Notes issued in April 2000 and, to a lesser extent, financed equipment and other financing arrangements. Approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the subordinated Notes that remain outstanding at December 31, 2001, which is down from the approximately $7.5 million of interest that was payable semi-annually when the full balance of subordinated Notes remained outstanding. In addition, the remaining deferred offering costs of approximately $200,000, related to the Notes, are being amortized as interest expense ratably over the term of the Notes.

      Interest Income and Other. Interest income and other decreased to approximately $4.4 million in 2001 from $14.2 million for 2000 which increased from $3.2 million in 1999. Interest income and other has been derived primarily from earnings on investments in cash equivalents and short-term investments. Interest income increased during 2000 due to increased cash, cash equivalents and short-term investments resulting from the net proceeds of the Company’s offering of 6% convertible subordinated Notes in April 2000. Interest income in 2001 and expected 2002 interest income will be substantially less as a result of lower cash equivalents and short-term investments balances, as well as lower interest rates.

      Equity and Investment Losses. The equity and investment loss decreased to approximately $9.8 million in 2001 from approximately $23.7 million in 2000. The loss in 2001 is made up of approximately $8.6 million of equity losses in the marketplace companies in which we have a significant ownership percentage and approximately $1.2 million of write-downs of investments accounted for using the cost method. The loss in 2000 is made up of approximately $20.6 million of equity losses, $10 million of write-downs of investments, approximately $22.3 million of losses on investment in strategic partners in 2000, offset by a $29.2 million gain on the sale of Ariba (formerly Tradex) stock. The Company has a net book value of $3.8 million related to these investments as of December 31, 2001, down from $8.1 million at December 31, 2000.

      Loss from Continuing Operations. As a result of the changes described above, the loss from continuing operations was approximately $79.3 million in 2001, down $14.2 million from 2000. The loss from continuing operations is expected to decrease significantly in 2002 due to reductions we have made in operating expenses and the settlement of obligations during 2001.

      Discontinued Operations. In December 2000, the Company’s Board of Directors adopted a formal plan for and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD was completed by March 31, 2001.

      The businesses represented by Promedix and Specialty MD were acquired in the first quarter of 2000. These transactions were recorded in accordance with the purchase method of accounting. For Promedix, the purchase consideration was 12.1 million shares of the Company’s common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company’s common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets.

      No interest expense was allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented prior to fiscal 2001.

      Revenues from discontinued operations were approximately $24.2 million, $99.3 million, $30.8 million for the years ended 2001, 2000, and 1999. The Company paid approximately $9.8 million in 2001 for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At December 31, 2001 accrued liabilities relating to discontinued operations amounted to approximately $700,000. This balance is comprised of accruals for estimated costs to settle lease and other contractual obligations.

      Extraordinary gain. During 2001 the Company repurchased approximately $241.2 million of Convertible Subordinated Notes, which represented approximately 96.5% of the Notes outstanding at December 2000. The Company recognized a gain of approximately $159.8 million on the transactions. As most of the Notes have been retired, future such gains, if any, will be smaller than that which occurred in the first and second quarters of 2001.

Liquidity and Capital Resources

      As of December 31, 2001 NexPrise had approximately $22.2 million of cash, cash equivalents, short-term investments and restricted cash; working capital approximated $15.8 million. The Company completed an initial public offering of common stock in July 1999 and realized net proceeds of approximately $117.4 million. Prior to the initial public offering, operations were funded primarily by the private sale of the Company’s equity securities, through which approximately $45 million was raised. In April 2000, the Company completed an offering of 6% convertible subordinated Notes payable in 2007 and realized net proceeds of $242.4 million. As a result of repurchases in March and June 2001, $8.8 million of convertible Notes remain outstanding at December 31, 2001.

      Net cash used in 2001 by operating activities totaled $77.5 million, including numerous significant items related to restructuring, settlements and discontinued operations. The net cash used in operating activities during this period was primarily due to losses from operations, which were partially offset by non-cash charges of depreciation, and write-downs of assets. The Company shut down Chemdex and Promedix, as announced in December 2000, reduced lease commitments and other ongoing expenditures and completed workforce reductions that decreased total headcount from approximately 295 people in January 2001 to approximately 74 in February of 2002. The actions taken to reduce expenditures are expected to decrease the ongoing use of cash by operating activities to between $4 million and $5 million in the first quarter of 2002, decreasing in subsequent quarters.

      Net cash provided by investing activities totaled $61.2 million for the year ended December 31, 2001. During the year ended December 31, 2001, the Company had net sales and maturities of $86.8 million of short-term investments and used approximately $23 million in cash for the acquisition of NexPrise. In addition, the Company invested $6 million in affiliated marketplace companies and reduced the restricted cash balance by $5.1 million primarily via settlements of leases that had restricted cash as collateral. That reduction was partially offset by the establishment of $520,000 of letters of credit that serve as collateral for the primary property leases the Company is a party to.

      Net cash used in financing activities was $61.5 million for the year ended December 31, 2001 and resulted primarily from retiring $241.2 million of the outstanding $250 million of our 6% convertible subordinated Notes in March and June 2001. The actions resulted in an extraordinary gain of approximately $159.8 million.

      Management believes the Company has adequate cash to sustain operations through 2002 and is managing its business to achieve positive cash flow utilizing existing assets. During 2001 the Company’s commitments and liabilities were significantly reduced via restructuring events, settlements of long-term contracts and the repurchase of convertible Notes at a substantial gain. In addition, the Company reduced ongoing operating expenses by renegotiating its lease commitments, reducing purchases of other services and making workforce reductions. It is the Company’s belief that the adjustments to spending that have been made, combined with receipts expected from customer contracts already in place, will carry the Company through 2002. New customer contracts expected to be signed in 2002 and thereafter should provide the additional revenue required to achieve profitability. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

Recent Accounting Pronouncements

      The FASB has recently issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. The Company has adopted the provisions of FAS 141 for its acquisition of NexPrise, Inc. The Company will apply Statement 142 beginning in 2002. Application of the non-amortization provisions of Statement 142 is not expected to result in a change to results of operations in 2002 as there was no goodwill amortized in 2001. The Company wrote down to $0 as of December 31, 2000 intangibles and goodwill previously acquired. The Company will test goodwill generated by the NexPrise acquisition using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first half of 2002. The Company does not believe that any reduction of the goodwill balance at January 1, 2002 is required. However, based on steps the Company has taken to prepare for the adoption of Statement 142, it is possible that a portion of the $11.7 million goodwill related to the acquisition of NexPrise may be impaired using the impairment test required by Statement 142. An impairment required to be recognized when adopting Statement 142 would be reflected as the cumulative effect of a change in accounting principle in the first half of 2002.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify and asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We will adopt SFAS 144 on January 1, 2002 when our new fiscal year begins; the Company does not expect the adoption will have a material effect on our operating results or financial condition.

Risk Factors

      An investment in our securities involves significant risks, including those described below. These risks relate to our new business model, our ability to generate revenues and gain operating efficiencies, our history of losses, significant changes, our ability to hire and retain key personnel, our reliance on the hosted environment and technology provided by others, the possible delisting of our common stock, the need to respond to rapid technological change and legal claims against us.

      Our actual results may differ materially from those expressed in any forward-looking statement as a result of certain factors, including but not limited to those set forth below and included in other portions of this document.

We Have Made Substantial Changes in Our Business Model and Shut Down the Businesses That Had Provided All of Our Revenues Since Inception

      In August 2001 we used approximately $23 million in cash to acquire NexPrise, Inc. a provider of collaborative commerce software solutions. This business now provides all of our revenue; thus, management focus and operational efforts primarily support this business. Prior to this acquisition, the Company’s business model was substantially different. In December 2000, we shut down our Chemdex and Promedix marketplaces, laid off 235 employees and restructured certain operations. On April 26, 2001, we implemented another restructuring in which we terminated 170 employees, representing two-thirds of our workforce, accrued future lease costs associated with excess production equipment and facilities, and wrote off assets as well as the value of certain investments all estimates to recognize diminished future utility to the company. During the first six months of 2001, we ceased to provide technology and services to our remaining marketplaces, and, as part of the combination with NexPrise, Inc. we terminated additional personnel. Furthermore, in February 2002 we acquired InfoPrise, Inc., a provider of data management solutions. As a result of these and similar actions, there has been a fundamental change in our business. There can be no assurance that we will be successful in developing viable technology or a complete service offering.

Restructurings May Not Sufficiently Reduce Operating Expenses

      Our restructurings were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the restructurings have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. As of December 31, 2001, we had working capital of $15.8 million and had equity of $35.4 million. During the year ended December 31, 2001, we used cash in operating activities of $77.5 million. There can be no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to reduce costs or to integrate our recent acquisition and develop a successful product and services offering could have a material adverse effect upon our ability to successfully transition to our new business plan.

We Have a Limited Operating History and an Evolving Technology and Service Offering, Which Makes it Difficult to Evaluate Our Future Prospects

      The success of NexPrise is based on integrating and developing a viable technology and services offering and securing new customers. Our business model is not fully developed, not proven and depends upon our ability, among other things, to:

•	develop and market technology and services solutions that achieve broad market acceptance by our customers

•	acquire and deploy a sufficient number of customers to achieve profitability

•	extend our technology to support a wide range of hardware and software to meet the needs of a large range of customers with a variety of needs;

•	acquire or license third party technologies that we require to deliver our technology and services

•	overcome publicity related to our public announcements of restructurings, shareholder litigation and the shutdown of our former marketplaces, and,

•	acquire customers operating in industries where we have limited experience and provide them quality technology and services.

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

NexPrise May Not Achieve the Benefits We Expect from both the August Acquisition and the More Recently Announced Acquisition of InfoPrise and This May Have a Material Adverse Effect on the Combined Company’s Business, Financial Condition and Operating Results

      The combined company will need to overcome significant issues in order to realize any benefits or synergies from the acquisitions, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

•	integrating the operations of the companies;

•	retaining and assimilating the key personnel of each company;

•	developing a product that will be attractive to existing and potential customers; and

•	retaining existing customers and strategic partners of each company.

      The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the difficulty of incorporating acquired technology and rights into the combined company’s products and services

•	unanticipated expenses related to technology integration;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the merger.

      The combined company may not succeed in addressing these risks or other problems encountered in connection with the merger.

We Are Dependent on a Small Number of Customers in a Limited Number of Industries

      To date, NexPrise has derived a significant portion of its revenues from a small number of customers in two industries. Many of our customers do not have contracts that extend beyond one year. A critical component of the business plan of the combined company will be the acquisition of new customers in other industries, increasing the number of users in our current customers and renewing current contracts. There can be no assurance that we will be successful in developing profitable relationships with new customers in new industries or that we will retain existing customers. There also can be no assurance that NexPrise will achieve its sales goals given the worsening business environment that has followed the September 11, 2001 events and the effect it may have on corporate spending for technology.

Security Risks and Concerns May Decrease the Demand for Our Services, and Security Breaches May Disrupt Our Services or Make Them Inaccessible to Our Customers.

      Our services involve the storage and transmission of business-critical, proprietary information. If the security measures we or our third party data centers have implemented are breached, our customers could lose this information and we could be exposed to litigation and possible liability. Anyone who circumvents these security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. In addition, computer “hackers” could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures and those that our third-party data centers provide may be inadequate to prevent security breaches, and our business and reputation will suffer if these breaches occur.

We Are Dependent Upon Outsourcing Providers for Provision of the Hosted Environment for our Customers; Connection and Performance Issues Have Occurred and May Recur

      We rely on third-party providers for our data center services, principal Internet connections and application and data hosting. This hosted environment is critical to the provision of our software to our customers and if the environment does not work well, is cut-off or fails, our customers are unable to use our solution; this causes great consternation among any hosted customer. In the past our current primary provider has cut-off or provided deficient service to our customers as a result of billing errors, disputes and technical issues. In addition, our current primary provider has recently filed for Chapter 11 bankruptcy protection under the United States bankruptcy code. Their continued financial difficulties may have negative effects on our business, the nature and extent of which we cannot predict. We have experienced and may continue to experience interruptions and delays in service and availability for such services. The Company has signed an agreement with another company to provide the hosted environment, but there can be no assurance that the transition to this environment will successfully occur to the full satisfaction of our customers. Furthermore, we depend on these third party providers for prompt delivery, installation and service of software, hardware and telecommunications equipment used to deliver our products and services. Any failures, interruptions or delays experienced or caused by these third-party providers could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties. In addition, because we are required in most circumstances to enter into contracts for data center space in advance of customer commitments, if we are unable to increase our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer.

      Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event at our company or any third party provider. Our and their operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our and their network infrastructure is located in Northern California, an area susceptible to earthquakes. In the recent past, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our and their operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have, and our third party providers may not have, multiple site capacity for all of our services in the event of any such occurrence. Despite implementation of network security measures, the servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, systems are vulnerable to coordinated attempts to overload systems with data which could result in denial or reduction of service to some or all of our users for a period of time. Furthermore, the failure by the third party providers to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable or insecure. We have experienced system failures from time to time. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Our Operating Results Will Be Highly Dependent on License and Service Revenues from One Software Suite and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

      Substantially all of NexPrise’s license revenues have been, and the license and services revenues of the combined company are expected to continue to be, derived from the license of the ipTeamTM solution. Accordingly, our future operating results will depend on the demand for ipTeam by future customers, including new and enhanced releases that are subsequently introduced. ipTeam was commercially launched in 1998. If our competitors release new products that are superior to ipTeam in performance or price, or if we fail to enhance ipTeam and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for ipTeam as a result of these or other factors would significantly reduce the revenues we can expect in the future.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; NexPrise May Never Be Profitable

      Prior to the NexPrise acquisition, the Company had derived revenues solely from product sales through its Chemdex and Promedix marketplaces: their operations have been discontinued. In addition, it is unlikely that we will recognize any revenue in the future related to our affiliated marketplaces. Since its inception, NexPrise has recorded revenues from a small number of customers, not all of which are committed to purchase long-term licenses. There can be no assurance that the combined company will be successful in identifying new customers or negotiating commercially acceptable contractual provisions that will allow recording of revenues. Accordingly, we have little basis upon which to anticipate significant revenues. The Company has spent significant funds for the acquisition, and is subject to commitments to lease third party facilities, procure software and networking products and will likely spend a significant amount of money to further develop our operations, research and development and sales and marketing operations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. There can be no assurance that we will ever be profitable.

We Operate in a New, Highly Competitive Market and Our Inability to Compete Successfully Against New Entrants and Established Companies Would Limit Our Ability to Gain Significant Market Share

      Our target market is rapidly evolving and highly competitive. It will likely be characterized by an increasing number of market entrants, as there are few barriers to entry.

      We have competition from a diverse group of companies. Competition may come from companies such as MatrixOne and PTC. In addition, providers of various software products such as Ariba, Commerce One, Oracle and SAP may expand their product offerings to be competitive with us in the future.

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

Our Financial Performance, Workforce Reduction and Acquisitions of NexPrise and InfoPrise May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

      In connection with the evolution of our business model and in order to reduce our cash expenses, we have enacted a number of changes in personnel including virtually all executive management and most of the board of directors have left or have announced their resignations and over the past year there have been significant workforce reductions. The significant changes in personnel may adversely affect morale and the company’s ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

If Our Common Stock Price Remains Under $1.00, or if We Otherwise Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from the Nasdaq National Market, Which Could Eliminate the Trading Market for Our Common Stock

      If the market price for our common stock remains below $1.00 per share through May 15, 2002 or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. For example, the Company could eventually fail the $10 million equity requirement. If the stock is delisted, it would significantly decrease the liquidity of an investment in NexPrise common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

The Market Price Per Share of NexPrise Common Stock Following the Reverse Stock Split May Drop and not Remain in Excess of the $1.00 Minimum Bid Price as Required by Nasdaq, as Downward Pressure May be Created by Such Split or Other Factors May Arise.

      NexPrise cannot predict whether the reverse stock split, if completed, will increase the market price for NexPrise’s common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of NexPrise common stock following the reverse stock split will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that NexPrise will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of NexPrise’s stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. The market price of NexPrise’s common stock will also be based on NexPrise’s performance and other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of NexPrise’s common stock declines, the percentage decline as an absolute number and as a percentage of NexPrise’s overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of NexPrise’s common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Changes to Our Management Team and Board of Directors May Create an Environment which is Ineffective and/or Inefficient; If We are Unsuccessful in Developing An Integrated Management Team, Our Business and Results of Operations could Suffer

      Most of the members of our management team and Board of Directors have joined us recently. In August 2001, Ted Drysdale joined us as President, Varma Kunaparaju as Vice President, Product Development, and John Lynch as Senior Vice President of Sales and Services. In November 2001, we promoted Ted Drysdale to President, Chief Executive Officer and Chairman of the Board, replacing David Perry, former Chief Executive Officer, who became Vice Chairman. Also in November 2001, John Glancy and Thomas Jones were elected to our Board, replacing Brook Byers, Jan Leschly, Naomi Seligman and L. John Wilkerson, who resigned. In January 2002 Gary Lenz and February 2002, Thomas Insley were elected to our Board. In addition, in February 2002, Raj Tolani joined us as Vice President, Engineering. If we do not effectively integrate these executives and board members into our business, or if they do not work together with existing personnel as a management team to enable us to implement our business strategy, our business will suffer.

      It is contemplated that our current Chief Financial Officer, David Zechnich, will resign effective at the end of February 2002, and will be replaced by Jerry Natoli. Mr. Natoli is presently the Controller of NexPrise. If we do not successfully transition Mr. Natoli into the CFO role, or if he does not work well with the management team to enable us to implement our business strategy, our business will suffer.

Our Business Involves a Lengthy and Unpredictable Sales Cycle

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

Our Business Will Suffer if We Do Not Enhance our Product or Introduce New Features to Meet Changing Customer Requirements

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

      Our business has involved the licensing of our technology to our customers. Pursuant to our existing licenses, we have made certain representations and warranties and agreed to indemnify our licensees against claims of infringement by third parties. Thus, we may be exposed to a significant risk of liability for intellectual property infringement claims by others. Our success and ability to compete also depend on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed.

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

Non-Compliance with Government Regulations May Subject Us to Liability

      In addition to regulations applicable to businesses generally, in connection with our former business of servicing business-to-business marketplaces, we were subject to direct regulation by governmental agencies which includes numerous laws and regulations generally applicable to the chemical, pharmaceutical, controlled substances, human and biological reagents, medical and invitro devices, nuclear chemical businesses and environmental spills, as well as U.S. import and export controls and import controls of other countries. While the shutdown of Chemdex, Promedix and SpecialtyMD may limit future regulatory and product liability risks, until all statutes of limitation have expired, certain legal risks will remain.

      We relied on our suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed to maintain the requisite records irrespective of the actions of the suppliers, or if either of us have failed to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then we may be held legally responsible, since we held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws. We have also relied upon our suppliers to obtain appropriate approvals for products regulated by the FDA and to comply with the requirements relating to those approvals and products. The failure of suppliers to obtain or comply with those approvals, or the failure of the product advertising or labeling to be consistent with the FDA approval for the products, or other failures by the products themselves, or our failure to keep regulatory records required by the FDA, such as complaint files, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity. In addition, we may discover that we inadvertently sold other regulated products without a requisite license or permit or failed to fully comply with other local, state or federal laws governing these sales.

      Except as described in the next sentence, we are unaware of any current investigations, inquiries, citations, fines or allegations of violations or noncompliance relating to regulatory requirements pending by government agencies or by third parties against us. In February, 2001 the Company received a subpoena from the U.S. Department of Justice, Drug Enforcement Administration, for certain billing, invoice, and shipping records concerning sales to an unaffiliated purchaser. It is also possible that there may be investigations or allegations that we are not aware of or future investigations or allegations. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on us for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

Government Regulations May Subject Us to Increased Administrative Burdens and Risks That May Increase the Cost of Doing Business

      As a result of any future contracting with Federal, state and local agencies, we may become subject to additional laws and regulations not currently applicable to us thereby increasing our administrative burdens. Furthermore, we must comply with any new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. Compliance with any newly adopted laws may prove difficult and may harm our business, operating results and financial condition.

We Face Risks Associated With Shareholder and Bondholder Litigation

      Several class action lawsuits have been filed and served on the Company alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000 and concerning the Company’s initial public offering. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management.

Our Common Stock Price is especially volatile which could result in substantial losses to investors.

      The stock market and specifically the stock of Internet related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. Our common stock reached a high of $243.50 and traded as low as $0.59 during 2000, and had a high of $4.31 and low of $.12 during 2001. On February 8, 2002 the last reported sales price on Nasdaq was $0.35.

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

Interest Rate Sensitivity

      We maintain a short-term investment portfolio consisting of mainly income securities with maturities of less than 90 days. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. We do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

      Our sales from inception have primarily been made to U.S. customers and, as a result, we have not had significant exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect increased sales in foreign markets. As our sales will be made in U.S. dollars, a strengthening of the U.S. dollar could make the prices of our products less competitive in foreign markets. If we need to reduce prices to become more competitive it will have a negative effect on operating results.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

      The following financial statements of NexPrise, Inc. are filed as part of this Report on Form 10-K:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

NexPrise, Inc.

      We have audited the accompanying consolidated balance sheets of NexPrise, Inc. (formerly “Ventro Corporation”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NexPrise, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
February 19, 2002

NEXPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2001	2000

	(In thousands,
	except $ per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,565	$91,348
Short-term investments	8,150	94,987
Accounts receivable, net of reserves of $182 and $0	760	—
Due from marketplace companies, net of reserves of $0 and $4,646	54	4,269
Other current assets	1,352	6,303
Current assets relating to discontinued operations	290	15,620

Total current assets	24,171	212,527
Restricted cash	520	5,687
Property and equipment, net	2,675	21,797
Equity investments	3,033	6,103
Goodwill	11,652	—
Other long-term assets, net	10,574	9,333
Long-term assets relating to discontinued operations	—	1,861

Total assets	$52,625	$257,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$665	$2,931
Accrued compensation	960	3,699
Accrued expenses	5,400	14,423
Deferred revenue and customer advance	525	5,000
Other current liabilities	114	419
Accrued liabilities relating to discontinued operations	715	27,703

Total current liabilities	8,379	54,175
Notes payable	8,803	250,000
Other Long-term liabilities	—	206
Commitments and contingencies (Notes 10, 17 & 20)
Stockholders’ equity (deficit):
Preferred stock, no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 46,309 and 45,953 shares issued and outstanding	10	9
Additional paid-in capital	631,082	630,140
Deferred compensation	(592)	(1,051)
Accumulated deficit	(595,130)	(675,562)
Accumulated other comprehensive income (loss)	73	(609)

Total stockholders’ equity (deficit)	35,443	(47,073)

Total liabilities and stockholders’ equity (deficit)	$52,625	$257,308

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,

	2001	2000	1999

	(In thousands, except $ per share data)
Net revenues	$1,042	$—	$—
Cost of revenues	(797)	—	—

Gross profit	245	—	—

Operating Expenses:
Research and development	24,580	35,227	—
In process research and development	2,300	—	—
Sales and marketing	11,050	24,501	—
General and administrative	14,067	6,689	8,416
Settlements, restructurings and other charges	16,543	4,891	—

Total operating expenses	68,540	71,308	8,416

Operating loss	(68,295)	(71,308)	(8,416)
Interest expense	(5,646)	(12,813)	(168)
Interest income and other, net	4,426	14,242	3,163
Gain on investment	—	29,240	—
Loss on investment in strategic partners	—	(22,268)	—
Write-down of investment	(1,201)	(10,000)	—
Equity loss(1)	(8,614)	(20,629)	—

Loss from continuing operations	(79,330)	(93,536)	(5,421)

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	—	(186,466)	(43,152)
Gain (loss) on disposal, net of income taxes	—	(338,095)	—

Loss from discontinued operations	—	(524,561)	(43,152)

Extraordinary item: gain from retirements of bonds, net	159,762	—	—

Net income (loss)	$80,432	$(618,097)	$(48,573)

Basic and diluted loss per share from continuing operations	$(1.72)	$(2.16)	$(0.35)

Basic and diluted loss per share from discontinued operations	—	$(12.12)	$(2.82)

Basic and diluted income per share from extraordinary item	$3.46	—	—

Basic and diluted net income (loss) per share	$1.74	$(14.28)	$(3.17)

Weighted average common shares outstanding used in computing basic and diluted net income (loss) per share	46,210	43,298	15,322

(1)	Includes $8,306 in amortization of goodwill related to the equity interest in marketplace companies in 2000.

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Preferred Stock		Common Stock						Accumulated other
					Additional	Deferred	Shareholders	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Notes Receivable	Deficit	income/(loss)	Total

Balance as of December 31, 1998	11,446	$2	3,922	$1	$18,379	$(2,992)	$(150)	$(8,892)	$—	$6,348
Issuance of Series C preferred stock, net of issuance costs	5,300	1	—	—	30,197	—	—	—	—	30,198
Conversion of preferred shares into common stock upon Initial Public Offering	(16,746)	(3)	16,746	3	—	—	—	—	—	—
Issuance of shares upon Initial Public Offering, net of issuance costs	—	—	8,625	2	117,403	—	—	—	—	117,405
Issuance of common stock	—	—	2,726	1	15,691	—	—	—	—	15,692
Exercise of stock options, net of repurchases	—	—	744	—	1,856	—	(844)	—	—	1,012
Deferred Compensation relating to stock options	—	—	—	—	5,380	(5,380)	—	—	—	—
Amortization of Deferred Compensation	—	—	—	—	—	1,992	—	—	—	1,992
Issuance of warrants	—	—	—	—	936	—	—	—	—	936
Payment on notes receivable	—	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	—	(48,573)	—	(48,573)

Balance as of December 31, 1999	—	—	32,763	7	189,842	(6,380)	(985)	(57,465)	—	125,019
Issuance of common stock relating to acquisitions	—	—	12,373	2	437,336	—	—	—	—	437,338
Exercise of stock options, net of repurchases	—	—	688	—	5,730	—	—	—	—	5,730
Payments on notes receivable	—	—	—	—	—	—	985	—	—	985
Exercise of warrants	—	—	129	—	375	—	—	—	—	375
Amortization of Deferred Compensation	—	—	—	—	—	2,186	—	—	—	2,186
Reclassification of Deferred Compensation related to Discontinued Operations	—	—	—	—	(3,143)	3,143	—	—	—	—
Components of Other Comprehensive income/(loss):
Unrealized gains/losses (comprehensive income)	—	—	—	—	—	—	—	—	(711)	(711)
Unrealized foreign currency gains/losses	—	—	—	—	—	—	—	—	102	102
Net loss	—	—	—	—	—	—	—	(618,097)	—	(618,097)

Total comprehensive loss										(618,706)

Balance as of December 31, 2000	—	—	45,953	9	630,140	(1,051)	—	(675,562)	(609)	(47,073)
Issuance of common stock relating to acquisition	—	—	200	—	100	—	—	—	—	100
Stock options assumed on acquisition	—	—	—	—	1,874	(687)	—	—	—	1,187
Exercises of stock options, net of repurchases	—	—	487	1	52	—	—	—	—	53
Amortization of Deferred Compensation	—	—	—	—	—	273	—	—	—	273
Elimination of Deferred Compensation for Discontinued and Restructured Operations	—	—	—	—	(873)	873	—	—	—	—
Stock repurchase	—	—	(331)	—	(211)	—	—	—	—	(211)
Components of Other Comprehensive income/(loss):
Unrealized gains/losses (comprehensive income)	—	—	—	—	—	—	—	—	711	711
Unrealized foreign currency gains/losses	—	—	—	—	—	—	—	—	(29)	(29)
Net Income	—	—	—	—	—	—	—	80,432	—	80,432

Total comprehensive loss										81,114

Balance as of December 31, 2001	—	$—	46,309	$10	$631,082	$(592)	$—	$(595,130)	$73	$35,443

See accompanying notes to consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	2001		2000	1999

	(In thousands)
Operating Activities
Net income(loss) from continuing operations		$(79,330)	$(93,536)	$(5,421)
Net loss from discontinued operations		—	(524,561)	(43,152)
Extraordinary item		159,762	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		6,365	9,727	1,749
Amortization of goodwill and other intangibles		3,848	120,299	—
Amortization of deferred stock-based compensation		273	2,186	4,884
Restructuring and settlement charges		3,906	4,596	—
Equity losses & write down of investments		9,815	52,897	—
Write down of intangible assets		—	326,653	—
Gain on investment		—	(29,240)	—
Gain from retirement of convertible Notes		(159,762)	—	—
Changes in operating assets and liabilities:
Accounts receivable		(352)	—	(12,382)
Due from marketplace companies		(54)	(4,269)	—
Other current assets		2,405	(6,353)	(4,124)
Other long term assets		100	(15,130)	(19,712)
Discontinued assets and liabilities		(9,797)	(7,916)	—
Accounts payable		(2,266)	2,931	7,830
Accrued compensation		(2,685)	3,699	3,446
Accrued expenses		(9,913)	14,123	24,960
Deferred revenue and customer advance		143	5,000	—
Other Liabilities		—	(125)	—

Net cash used by operating activities		(77,542)	(139,019)	(41,922)

Investing Activities
Purchase of property and equipment		(1,672)	(26,341)	(9,323)
Purchases of short-term investments		(291,767)	(1,532,759)	(101,571)
Sale and maturities of short-term investments		378,575	1,547,561	20,410
(Increase)/decrease in restricted cash		5,167	(5,687)	—
Investments in marketplace companies		(6,000)	(29,800)	—
Purchase of NexPrise, net of cash		(23,074)	—	—
Purchases of Promedix and SpecialtyMD, net of cash		—	7,228	—

Net cash provided by (used in) investing activities		61,229	(39,798)	(90,484)

Financing Activities
Principal payments on capital lease obligations		(380)	(369)	(274)
Net proceeds from issuance (payments for repurchase) of convertible subordinated Notes		(60,931)	242,500
Net proceeds from the issuance of preferred stock		—	—	30,198
Issuance of warrants		—	375	—
Net proceeds from issuance and repurchase of ESPP, options and common stock		(159)	4,740	118,417
Receipts of stockholders’ notes receivable		—	985	9

Net cash provided by (used in) financing activities		(61,470)	248,231	148,350

Net increase/(decrease) in cash and cash equivalents		(77,783)	69,414	15,944
Cash and cash equivalents at beginning of period		91,348	21,934	5,990

Cash and cash equivalents at end of period		$13,565	$91,348	$21,934

Supplemental disclosure of noncash activities:
Note received upon sale of Marketplace interest		$11,000	$—	$—
Note transferred upon retirement of convertible debt		$(11,000)	$—	$—
Forfeiture of MarketMile shares upon settlement		$(1,442)	$—	$—
Issuance of shares in exchange for stockholders’ notes receivable, net		$—	$—	$844
Equipment purchased under capital lease or note payable		$—	$—	$1,132
Issuance of common stock for intangible assets		$—	$—	$15,692
Issuance of warrants		$—	$246	$936
Issuance of shares in connection with acquisitions		$1,974	$418,480	$—
Issuance of shares in connection with the investment in Amphire		$—	$19,100	$—
Unrealized accounting loss on available-for-sale securities		$711	$(711)	$—
Discontinued deferred compensation	$		$3,143	$—
Deferred Stock Based Compensation related to the stock options assumed in connection with the acquisition of NexPrise		$(688)	$—	$—
Supplemental disclosures of cash flow information
Cash paid for interest		$7,641	$7,500	$117

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

1.     Description of Business

The Company

      NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a provider of collaborative solutions for program management and quote management.

      In 2001 the Company restructured its operations and focused on a new business direction. The discontinuance of our Chemdex and Promedix businesses, announced in December 2000, was virtually completed, we exited or reduced our emphasis in marketplace investments and acquired NexPrise, Inc. Further, we restructured the Company and substantially reduced lease and other commitments to size the Company to focus on our ongoing operations, providing collaborative software solutions. Subsequently, we changed the name of the Company to NexPrise, Inc.

      The Company began operations in 1997 as Chemdex, a marketplace for life sciences research products. In February 2000, Chemdex announced the formation of Ventro Corporation as a new parent company focused on building the next generation of B2B marketplace companies. Ventro expanded its portfolio of wholly owned marketplaces with the acquisition of Promedix.com, Inc., (“Promedix”), a marketplace company addressing the specialty medical products market (“SpecialtyMD”). In December 1999 and throughout 2000 Ventro continued to expand its operations with the formation of four minority owned marketplaces addressing the needs of a number of new industry markets. Broadlane, Inc., (“Broadlane”), a cost method investment, was formed with Tenet Healthcare to address the high-volume, hospital and medical supplies market. Industria Solutions Inc., (“Industria”), was formed with Dupont and IBM to address the fluid processing market. Amphire Solutions Inc., (“Amphire”), was formed with several large food industry distributors to address the U.S. foodservice market. MarketMile Inc., (“MarketMile”) was formed with American Express to provide customers an affordable e-purchasing solution for a broad array of products from office and industrial supplies, computers and peripherals to business services such as temporary labor. Industria, Amphire and MarketMile are accounted for under the equity method.

      On December 6, 2000, the Company announced that it would restructure and discontinue operations of its wholly owned marketplaces, Chemdex, Promedix and SpecialtyMD. The Company subsequently focused on providing technology and services as a marketplace service provider to its existing four minority owned marketplace customers and new marketplace customers.

      As a result of the Company’s decision to shut down Chemdex, Promedix and SpecialtyMD, the results of operations from these businesses have been reported as discontinued operations. The accounting for discontinued operations requires that the results of businesses being discontinued be reported separately. See Note 19 for more details of the shut-down costs and results of operations for these businesses.

      In the fourth quarter of 2000, the Company recorded charges of $37.2 million related to write-downs of certain investments and costs of restructuring its business. The write-downs of investments included a $22.3 million write-down of a strategic marketplace investment and $10.0 million of write-downs of other investments. The restructuring charge included $320,000 and $990,000 of cash and non-cash charges related to employee layoffs in addition to approximately $3.3 million of non-cash charges for the write-off of intangible assets associated with development projects that were cancelled and $280,000 for other expenses.

      In 2001, as plans evolved, we continued to restructure the company and settle various legacy leases and disputes. We incurred severance related costs of approximately $5.4 million, recorded approximately $7.6 million of settlement gains to exit or reduce our relationships with the marketplace investments and recorded write-downs for excess leased facilities and excess assets of approximately $18.8 million, net of

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $4.2 million of adjustments to reduce such losses resulting from settlements occurring in the fourth quarter of 2001. These charges were reported as components of net loss from continuing operations.

      As of December 31, 2001, the Company had working capital of $15.8 million and had stockholders’ equity of $35.4 million. During 2001 the Company used cash and cash equivalents in operating activities of $78 million. The net decrease in cash for operating, investing and financing activities in 2001 was also approximately $78 million. Management believes that its restructuring activities, including the elimination of various leases, has reduced its ongoing operating expenses and that it will have sufficient working capital to support the Company’s planned activities through 2002. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

2.     Summary of Significant Accounting Policies

Principles of Consolidation, Equity and Cost Method

      The various interests that NexPrise acquires in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

      Consolidation. Companies that NexPrise directly or indirectly controls are accounted for under the consolidation method of accounting. Under this method, a company’s accounts are reflected within its Consolidated Financial Statements. All significant inter-company accounts and transactions are eliminated.

      Equity Method. Entities where NexPrise can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not NexPrise exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including voting rights associated with NexPrise holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations.

      Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, NexPrise’s share of the earnings or losses of these companies is not included in its Consolidated Statements of Operations. The Company periodically evaluates the carrying value of its investments for impairment.

      Revenue. NexPrise recognizes revenue for software subscriptions over the term of the subscription period. Revenue for services is recognized as the services are performed. Deferred revenue consists of that portion of customer contracts invoiced in advance of when the revenue will be recognized under the subscription method. Revenue is made up primarily of subscriptions of bundled license and post contract support (PCS) and in some situations include hosting. The initial and renewal amounts are recognized as revenue ratably over the period of the license during which the services are expected to be provided. Our revenue recognition policy is in accordance with Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition,” as amended and Staff Accounting Bulletin No. 101. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Generally terms are net 30. No customer has the right of return. The Company does not present elements of revenue separately as allocation methodologies (i.e. allocation based on relative costs) would not provide a meaningful and supportable allocation, principally because the Company has yet to establish sufficient vendor specific objective evidence among various elements.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Billings for Marketplace Customers. The Company bills marketplace customers in accordance with the terms of the individual customer contracts. Offsets to gross expenses are recorded when the Company provides technology and services that include hosting and consulting in accordance with the agreement, the price of the services is fixed or determinable, all contracted services have been delivered, significant contractual milestones have been achieved, contractual contingencies have been eliminated, customer acceptance criteria have been met, and payment is reasonably assured. Amounts billed and cash received in excess of costs offset have been included as a customer advance.

      Cash, Cash Equivalents and Short-term Investments. The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income.

      Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable assets primarily include business partner agreements, technology and trademarks. Identifiable intangible assets acquired after July 1, 2001 are amortized based on forecasted revenue as part of the cost of revenues using percentages established at the time of the acquisition; periodic reviews are made to ensure the related assets are fully amortized by the end of their useful lives. Under new accounting pronouncements, goodwill will no longer be amortized; rather, it is evaluated using a two-step approach under the transition rules of FAS 142. Transition to the new rules requires the completion of a transitional impairment test of all goodwill within the first year of adoption. Companies are required to determine and compare the fair value of the reporting unit to the reporting unit’s carrying value as of January 1, 2002 as the first step of the transitional impairment test within six months of adopting Statement 142. This will qualify the Company for the cumulative effect of a change in accounting principle treatment for any resulting impairment loss. If the reporting unit’s carrying value exceeds its fair value the measurement of the impairment loss should be completed as soon as possible but no later than the end of the Company’s fiscal year.

      Capitalized Product Development. The Company capitalizes product development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, and EITF 00-2, “Accounting for Web Site Development Costs,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized based on the estimated economic life of the product.

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

      Internally developed capitalized software costs amounted to $0 at December 31, 2001 and 2000.

      Property and Equipment. NexPrise records property and equipment at cost and calculates depreciation using the straight-line method over estimated useful lives of three to five years. Property under capital leases is depreciated over the lesser of the useful lives of the assets or lease term.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Evaluation of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount by the assets exceeds the fair value of the assets. Long-lived assets held for disposal are recorded at the lower of carrying amount or fair value, less estimated costs of sale.

      Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18.

      Advertising Costs. Advertising costs are charged to expense when incurred. Advertising expense was $0, $2.7 million and $5.5 million for the years ended December 31, 2001, 2000 and 1999.

      Accumulated Other Comprehensive Income (Loss). SFAS No. 130 Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income (loss) and “Other Comprehensive Income” in a full set of general purpose financial statements. “Other Comprehensive Income” refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity.

      Net Loss Per Share. Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (FAS 128) which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS.

      Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. If NexPrise had reported income from continuing operations, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1.6 million 4.5 million, and 2.1 million common share equivalents related to the outstanding options and warrants (determined using the treasury stock method) for the periods ended December 31, 2001, 2000, and 1999. These options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net (loss) per share as the impact would have been antidilutive for the periods presented. The Company has a loss from continuing operations for all periods presented. In accordance with FAS 128 the same number of shares is used to calculate per share amounts, regardless of whether the individual line items display income or loss.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of basic and diluted loss per share from continuing and discontinued operations and net loss per common share as of December 31 (in thousands, except per share data):

	2001	2000	1999

Loss from continuing operations	$(79,330)	$(93,536)	$(5,421)
Loss from discontinued operations	—	(524,561)	(43,152)
Extraordinary item	159,762	—	—

Net income (loss)	$80,432	$(618,097)	$(48,573)

Basic and diluted:
Weighted-average shares of common stock outstanding	46,236	44,108	17,446
Less: weighted-average common shares subject to repurchase	(26)	(810)	(2,124)

Weighted-average shares used in computing basic and diluted net loss per common share	$46,210	$43,298	$15,322

Basic and diluted loss per share from continuing operations	$(1.72)	$(2.16)	$(0.35)
Basic and diluted loss per share from discontinuing operations	—	(12.12)	(2.82)
Basic and diluted income per share from extraordinary item	3.46	—	—

Basic and diluted net income (loss) per common share	$1.74	$(14.28)	$(3.17)

      Recent Accounting Pronouncements. The FASB has recently issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. The Company has adopted the provisions of FAS 141 for its acquisition of NexPrise, Inc. The Company will adopt Statement 142 beginning in 2002. Application of the non-amortization provisions of Statement 142 is not expected to result in a change to results of operations in 2002 as there was no goodwill being amortized in 2001. The Company wrote down to $0 as of December 31, 2000 intangibles and goodwill previously acquired. The Company will test goodwill generated by the NexPrise acquisition using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first half of 2002. The Company does not believe that any reduction of the goodwill balance at January 1, 2002 is required. However, based on steps the Company has taken to prepare for the adoption of Statement 142, it is possible that a portion of the $11.7 million goodwill related to the acquisition of NexPrise will be impaired using the impairment test required by Statement 142. An impairment that is required to be recognized when adopting Statement 142 would be reflected as the cumulative effect of a change in accounting principle in the first half of 2002.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify and asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We will adopt SFAS 144 on January 1, 2002 when our new fiscal year begins and do not expect the adoption will have a material effect on our operating results or financial condition.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications. Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

3.     Business Combinations

      The Company announced on July 16, 2001 that it had signed a definitive agreement to purchase privately held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. The transaction was completed on August 8, 2001 and the operating results of NexPrise are reflected in the Company’s statement of operations from that date forward. The purchase of NexPrise was undertaken to accelerate our product development cycle and enable the Company to offer a comprehensive, proven collaborative commerce solution with the depth and breadth of capabilities required to address the critical e-business needs of customers in the aerospace, automotive, and process industries. The purchase price for NexPrise resulted in goodwill of $11.7 million. Key elements of the purchase that are not valued separately in purchase accounting, such as the members of the NexPrise management team and workforce that joined the Company upon completion of the acquisition and NexPrise’s blue-chip customers in this large and growing market, contribute to the generation of goodwill. An escrow account of $1.5 million of the proceeds paid to acquire NexPrise was used to compensate for significant liabilities discovered, if any, in the twelve months following the acquisition.

      The following tables summarize the forms of consideration and allocated fair values (in thousands):

Cash	$10,092
Stock (200,000 shares)	100
Employee stock options assumed	1,874
Liabilities assumed and transaction costs	13,602

Total purchase consideration	$25,668

		Expected
		useful life
		(years)

Tangible assets	$1,229	3
Purchased technology	7,600	5
In-process research and development	2,300	—
Trade name	1,700	2
Deferred compensation	687	as vested
Non-compete	500	3
Goodwill	11,652	—

	$25,668

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited, pro forma information shows the results of operations of the Company for the year ended December 31, 2001 and 2000 as if the business combination had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

	Year ended December 31,

	2001	2000

Revenue	$2,775	$2,272
Net income (loss) from continuing operations	$(93,032)	$(109,214)
Net income (loss)	$66,730	$(633,775)
Per Share:
Basic and diluted net loss from continuing operations	$(2.01)	$(2.52)
Basic and diluted net income (loss)	$1.44	$(14.64)

4.     Financial Instruments

      The following is a summary of available for sale securities as of December 31 (in thousands):

	December 31,
	2001	December 31, 2000

	Amortized Cost			Amortized Cost
	and Estimated	Amortized	Unrealized	and Estimated
	Fair Value	cost	Loss	Fair Value

Money Market Funds	$11,310	$4,323	$—	$4,323
Commercial paper	—	110,020	(251)	109,769
Corporate notes	—	22,505	(401)	22,104
Government bonds	—	1,069	(22)	1,047
Muni bonds/notes	—	40,247	(37)	40,210
Auction Preferred Stock	8,150	—	—	—

Total short-term investments	$19,460	$178,164	$(711)	$177,453

Report as:
Cash equivalents	$11,310	$82,466	$—	$82,466
Short-term investments	8,150	95,698	(711)	94,987

	$19,460	$178,164	$(711)	$177,453

      All available-for-sale securities as of December 31, 2001 and 2000 have a contractual maturity of one year or less.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property and Equipment

      Property and equipment consisted of the following as of December 31, (in thousands):

	2001	2000

Computer equipment	$4,167	$11,636
Furniture and equipment	635	1,667
Purchased software	1,969	15,883
Leased equipment and software	1,145	1,145
Leasehold improvements	116	706

	8,032	31,037
Less: accumulated depreciation and amortization	(5,357)	(9,240)

	$2,675	$21,797

6.     Investments

      In January 2000, the Company, DuPont, IBM and @Ventures, the venture capital division of CMGI, Inc., announced the formation of Industria, a business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as the contribution of technology, we received an ownership interest in Industria of approximately 49%. The investment was accounted for using the equity method. As of December 31, 2000, the equity investment in Industria had been reduced to $0. During 2001, we acquired certain Industria assets and hired certain former Industria employees. The Company also entered into a mutual and general release in which the Company and Industria terminated their technology and service agreement.

      In April 2000, the Company and Entangible.com announced the formation of Amphire, a business-to-business e-commerce company in the food service market. The Company acquired a minority interest in Amphire for cash and equity totaling $35 million, which was written down in 2000. In January 2001, the Company contributed $2.0 million to Amphire’s Series B Preferred Stock Financing. In connection with the financing, the Company terminated its technology and service agreements with Amphire. The investment is accounted for using the equity method.

      In August 2000, the Company and American Express Company announced the formation of MarketMile, a new business-to-business e-commerce company in the business products and services market. We made cash investments of $13.0 million, $4.0 of which was made in January 2001, and account for the investment using the equity method. In April 2001, MarketMile decided not to use our technology and asserted that we had breached our contract with MarketMile. We believe that we did not breach our contractual obligations to MarketMile. The parties reached a settlement in October 2001 whereby we reduced our equity investment in MarketMile to 23% and the bulk of the receivables due from MarketMile were written off. Correspondingly, MarketMile released all claims on a $5 million customer advance. The net effect of settlement gain reported in the fourth quarter was less than $1 million.

      At March 31, 2001, we had approximately a 19% interest in Broadlane, a business-to-business e-commerce company in the healthcare industry that we formed with Tenet Healthcare in January 2000. The investment was accounted for using the cost method. In April 2001, the Company and Broadlane settled several disputes between the two companies and severed relationships with each other. Under the terms of the agreement, Broadlane repurchased all of its shares owned by the Company and the parties resolved all disputes relating to amounts owed to the Company for an aggregate payment to of $11 million. The payment was made in the form of a two year interest-bearing note from Broadlane, which was guaranteed by Tenet Healthcare Corporation. (See Note 11)

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table outlines the Company’s equity investment activity with its marketplace companies for the years ended December 31, 2001 and 2000 ($ in thousands):

	Initial	Equity Loss	Amortization	Write down	Carrying
	Investment	of Investee	of Goodwill	of Goodwill	Value
	($)	($)	($)	($)	($)

Activity in 2000
Industria	5,000	5,000	—	—	—
Amphire	35,000	4,426	8,306	22,268	—
MarketMile	9,000	2,897	—	—	6,103

	Carrying				Carrying	Percentage
	Value at				Value at	Ownership at
	December 31,	Additional	Equity Loss		December 31,	December 31,
	2000	Investment	of Investee	Settlement	2001	2001
	($)	($)	($)	($)	($)	($)

Activity in 2001
Industria	—	—	—	—	—	0%
Amphire	—	2,000	1,588	—	412	34%
MarketMile	6,103	4,000	7,026	456	2,621	23%

      In the year ended December 31, 2001, most of which was is the first quarter, the Company billed the affiliated marketplace companies approximately $3.7 million, net of reserves. The billings were for charges incurred on behalf of the marketplace companies, services the Company provided and facility rent that we passed on. These amounts were included in settlements with the marketplace companies.

      For the year ended December 31, 2000, the Company billed its affiliated marketplace companies, Broadlane, Industria, Amphire, and MarketMile, an aggregate of approximately $26.6 million. The billings were for services we had provided or for charges such as rent that we passed through to the affiliates. As of December 31, 2000, we had collected $12.7 million of the amounts billed. The Company wrote off $5.1 million due from Amphire and reserved $4.4 million related to Broadlane and $270,000 related to Industria. At December 31, 2000 the $4.3 million net receivable is due from Industria ($2.1 million) and MarketMile ($2.2 million). All amounts billed to Amphire and Broadlane were either reserved as potentially uncollectible or written off at December 31, 2000.

      Approximately $3.3 million of the amounts billed and collected from marketplace companies were offset against the Company’s gross operating expenses during 2000. An additional $5.0 million of amounts billed and collected were not offset but were deferred pursuant to acceptance provisions of a service agreement with MarketMile.

7.     Other Long-term Assets

      Other long-term assets were comprised of the following as of December 31, (in thousands):

	2001	2000

Deposits and other	$746	$395
Deferred debt offering costs, net of accumulated amortization of $415 and $991	200	6,938
Long-term investments, cost method	799	2,000
Purchased intangibles, net of accumulated amortization of $971	8,829	—

Total other long-term assets	$10,574	$9,333

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Accrued Expenses

      Accrued expenses were comprised of the following as of December 31, (in thousands):

	2001	2000

Accrued marketing expenses	$237	$790
Accrued consulting expenses	174	4,317
Other accrued liabilities	4,989	9,316

Total accrued expenses	$5,400	$14,423

9.     Settlements and Restructurings

      Settlements, Restructurings and other Charges. During the year ended December 31, 2001, the Company took many actions to improve efficiencies and reduce operating costs. The specific actions outlined below include employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss from continuing operations.

      In the second quarter of 2001, the Company announced a restructuring plan in connection with its efforts to improve efficiencies and cut operating costs. The restructuring included a workforce reduction, consolidation of excess facilities, write-offs and accruals with respect to certain assets and commitments, as well as termination of services for the Broadlane, MarketMile and Industria marketplaces. As a result, the Company recorded a net charge of $14.7 million during the three months ended June 30, 2001 and included: a) a workforce reduction charge of $3.6 million, primarily related to the cost of severance and related benefits for the termination of approximately 170 employees, b) $7.5 million of estimated remaining lease payments and the cost recoveries anticipated from subleases related to excess leased facilities and equipment and c) a write-off of the difference between the net book value of the assets and the anticipated salvage value of excess computer and networking equipment and related software of $9.5 million. The Company recorded a gain of $6 million in the quarter ended June 30, 2001 for the settlements net of write-downs associated with its marketplace companies: Broadlane, Industria and MarketMile. The gain primarily consisted of receipt of an $11 million two year interest-bearing promissory note from Broadlane (which is guaranteed by Tenet Healthcare Corporation) and cash and certain assets from Industria, offset by accruals and write-downs of receivables from the marketplace companies.

      In the three months ended September 30, 2001 the Company recorded $5.3 million of restructuring charges. These charges consisted of approximately $1.4 million of severance and other related costs associated with the Ventro employees terminated in connection with the acquisition of NexPrise and $3.9 million of expense, accrued for anticipated reduced cost recoveries related to disposal of excess facilities and equipment, resulting from continued deterioration of the real estate and equipment markets.

      In the three months ended December 31, 2001 the Company recorded a $3.4 million gain from restructuring and settlement. The gain was driven by better than expected settlements related to the termination of excess facilities and equipment leases and the settlement with MarketMile. The charges related to additional employee terminations and identification of additional excess equipment.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring and settlement activity in 2001 (in thousands):

		Estimated
		Excess Lease		Marketplace
	Workforce	Costs and	Write-off of	companies
	Reductions	Legal	assets	settlements	Total

Second Quarter	$3,649	$7,476	$9,539	$(6,014)	$14,650
Third Quarter	1,399	3,900	—	—	5,299
Fourth Quarter	368	(4,174)	2,014	(1,614)	(3,406)

	$5,416	$7,202	$11,553	$(7,628)	$16,543

      At December 31, 2001 the Company had unliquidated accruals of $884,000.

      In the fourth quarter of 2000, the Company recorded charges of $37.2 million related to write-offs of certain investments and costs of restructuring its business to be consistent with the new business model. These charges were reported as components of net loss from continuing operations. The write-downs of investments included a $22.3 million write-down of a strategic marketplace investment and $10.0 million of write-downs of other investments. The restructuring charge included $320,000 and $990,000 of cash and non-cash charges related to employee layoffs in addition to approximately $3.3 million of non-cash charges for the write-off of capitalized software and other intangible assets associated with 2000 development projects that were cancelled and $280,000 for other expenses. Substantially all of the cash charges related to the restructuring were paid in the fourth quarter of 2000.

10.     Commitments

      The Company leases its office facilities under non-cancelable operating leases expiring through 2005. Minimum annual operating lease commitments as of December 31, 2001 are as follows (in thousands):

2002	$1,857
2003	1,841
2004	666
2005	107
Thereafter	—

Total minimum lease payments	4,471
Less, expected sublease income	(2,426)

$2,045

      In November 1999, the Company entered in a new facilities sublease agreement for its former headquarters. The sublease term commenced on December 1, 1999 and will end on December 31, 2003. Sublease receipts for the Company will be received on an escalating basis with the total future minimum sublease receipts amounting to approximately $2,426,000 over the remaining lease term. Late in 2001, the Company signed agreements terminating certain lease agreements. See Settlements and Restructuring.

      Rent expense for the years ended December 31, 2001, 2000 and 1999 approximated $3,936,000, $5,641,000, and $1,488,000.

11.     Financing Arrangements, Extraordinary Gain

      In April 2000, NexPrise (then Ventro) incurred $250 million of indebtedness (“Notes”) in connection with the issuance of convertible subordinated Notes whereby the Company received net cash proceeds of $242.5 million. The Notes are due in 2007, bear annual interest at 6%, and are convertible at the option of the

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holder into the Company’s common stock at a price of $90.78 per share subject to adjustment if certain events affecting our common stock occur. The Company may redeem the Notes, as a whole or in part, on or after April 4, 2003. The Notes are unsecured and are subordinated to existing and future senior debt as defined in the indenture pursuant to which the Notes were issued. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2000. The Notes could be declared immediately due and payable if we do not make timely interest payments. The deferred debt offering costs were approximately $9.3 million and are being amortized to interest expense over the life of the Notes.

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

      In June 2001, the Company repurchased in private transactions $56.5 million in principal of its remaining outstanding convertible subordinated Notes. NexPrise paid approximately $11 million in cash and assigned an $11 million promissory note from Broadlane, Inc. as consideration for the Notes and the accrued interest thereon. The transactions resulted in an extraordinary gain of $33 million, consisting of a gain of $35 million due to the discount, offset by the write-off of $1.7 million in issue costs associated with the original issuance of the Notes in April 2000 as well as $300,000 of costs associated with the retirement of the Notes. In the fourth quarter of 2001, the Company increased its extraordinary gain by $600,000 to reduce previous cost estimates. At December 31, 2001, $8.8 million of convertible Notes remain outstanding and require annual interest payments of approximately $500,000; the remaining unamortized issue costs were approximately $200,000.

      In February 1999, the Company entered into a financing arrangement in the amount of $1,132,000 for the purchase of certain computer software and related support. This arrangement provides for 12 equal quarterly payments of the financed amount commencing May 1, 1999, with interest imputed at 13.24% per year. As of December 31, 2001, aggregate future minimum payments under the financing agreement which has been drawn upon are $125,000.

12.     Stockholders’ Equity

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

Warrants

      In January 1999, in connection with an equipment lease line, NexPrise issued a fully vested warrant that entitles the holder to purchase 105,000 shares of NexPrise’s common stock at an exercise price of $1.50 per share. This warrant is exercisable through January 2006. The fair value of this warrant, approximately $353,000 was being expensed as a cost of financing over the four year period of the lease line until 2001, at which time the remaining value was written off as the Company can no longer utilize this line. The fair value of this warrant was originally calculated using the Black-Scholes option pricing model. The warrant was exercised in full during 2000.

      In March 1999, NexPrise issued a fully vested, non-forfeitable warrant in exchange for consulting services. The warrant entitles the holder to purchase 49,999 shares of NexPrise’s common stock at an exercise price of $5.20 per share. This warrant was exercisable through July 27, 2001. The fair value of this warrant,

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $208,000, was expensed over the six month period of the consulting agreement. The fair value of this warrant was calculated using the Black-Scholes option pricing model. This warrant expired unexercised.

      In July 1999, the Company issued a fully-vested, non-forfeitable warrant that entitles the holder to purchase 25,000 shares of NexPrise’s common stock at an exercise price of $15.00 per share, in connection with a lease agreement. The fair value of this warrant, approximately, $375,000, was being expensed over the term of the lease until the fourth quarter of 2001, at which time the remaining value was written off since the lease agreement was terminated. The fair value of this warrant was calculated using the Black-Scholes option pricing model. This warrant was exercised in full prior to December 31, 2000.

      In February 2000, in conjunction with the Company’s acquisition of SpecialtyMD, the Company converted 166,310 outstanding and exercisable warrants for shares of SpecialtyMD Series B preferred stock into warrants exercisable for an aggregate of 17,179 shares of NexPrise common stock having the same terms and conditions as the SpecialtyMD warrants. These warrants have an exercise price is $10.55 and are exercisable through September 10, 2009.

Common Stock

      At December 31, 2001 and 2000, 521 and 389,000 shares, were subject to repurchase. The stock repurchase arrangement vests over a period of four years. For the fiscal years ended December 31, 2001, 2000 and 1999, 282,761, 390,904 and 397,411 shares were repurchased.

      In September 2001, the board of directors approved a stock repurchase plan, authorizing the Company to repurchase up to $2 million in stock through March 2003. During 2001, the Company repurchased approximately $200,000 of stock included as additional paid-in capital in the balance sheet.

Stock Option Plans

1998 Stock Plan

      General. NexPrise’s 1998 Stock Plan provides for the granting of stock options and stock purchase rights to eligible employees, officers, directors, including non-employee directors, and consultants of NexPrise. Stock options granted under the 1998 Stock Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options, which are options not intended to qualify as incentive stock options. Stock purchase rights granted under the 1998 Stock Plan allow a recipient to purchase shares of common stock directly from NexPrise. Incentive stock options may be granted to employees, officers and employee directors of NexPrise and nonstatutory stock options and stock purchase rights may be granted to employees, officers, directors and consultants.

      As of December 31, 2001, 9,494,819 shares of common stock were issuable upon the exercise of outstanding options granted under the 1998 Stock Plan at a weighted average exercise price of $2.189 per share. For the fiscal year ended December 31, 2001, 58,406 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $0.375 and $190.00 per share and 4,844,102 shares of common stock remained available for future issuance under the 1998 Stock Plan. The 1998 Stock Plan was originally adopted by the Board of Directors in January 1998 and approved by the stockholders in March 1998. In May 1999 the Board of Directors authorized an automatic annual increase on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 1,250,000 shares, 3% of our outstanding common stock on the last day of the preceding fiscal year or a lesser number determined by the Company’s Board of Directors. Shareholders approved increases in the number of common shares available for issuance under the Company’s 1998 Stock Plan to a total of 16,107,883 shares. Unless terminated earlier by our Board of Directors, the 1998 Stock Plan will terminate in January 2008.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promedix Stock Plan

      On February 10, 2000, the Company assumed the Promedix 1998 stock plan. Approximately 1,013,511 outstanding and unexercised options of Promedix converted into 1,281,710 options of NexPrise common stock, under the 1998 Stock Plan, having the same terms and conditions as the Promedix options, after giving effect to the 1.2647 exchange ratio in the merger. As of December 31, 2001, there were 360,566 shares of common stock remained available for future issuance under the Promedix 1998 Stock Plan.

SpecialtyMD Stock Plan

      On February 10, 2000, the Company assumed the SpecialtyMD 1998 stock plan. Under the 1998 Stock Plan, 1,311,583 outstanding and unexercised options of SpecialtyMD converted into 137,540 options of NexPrise common stock having the same terms and conditions as the SpecialtyMD options after giving effect to the 0.1033 exchange ratio in the merger. As of December 31, 2001, 3,099 shares of common stock were issuable upon the exercise of outstanding options granted under the SpecialtyMD 1998 Stock Plan at a weighted average exercise price of $1.452 per share. For the fiscal year ended December 31, 2001, 13,430 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $1.452 and $1.452 per share and 92,396 shares of common stock remained available for future issuance under the 1998 Stock Plan.

NexPrise Stock Plans

      On August 8, 2001, in connection with the acquisition of privately-held NexPrise, Inc., the Company assumed the privately-held NexPrise, Inc’s 1997 Stock Plan. Under the 1997 Stock Plan, 2,329,442 outstanding and unexercised options of privately-held NexPrise, Inc. converted into 1,863,585 options of the Company’s common stock having the same terms and conditions as the privately-held NexPrise, Inc. options after giving effect to the 0.80 exchange ratio in the merger. As of December 31, 2001, 1,412,383 shares of common stock were issuable upon the exercise of outstanding options granted under the 1997 Stock Plan at a weighted average exercise price of $0.373 per share. For the fiscal year ended December 31, 2001, 162,653 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $0.130 and $1.00 per share and 288,549 shares of common stock remained available for future issuance under the 1997 Stock Plan.

      On August 8, 2001, the Company assumed the privately-held NexPrise, Inc. Nonstatutory Stock Plan. Under the Nonstatutory Stock Plan, 2,048,756 outstanding and unexercised options of privately-held NexPrise, Inc. converted into 1,639,005 options of the Company’s common stock having the same terms and conditions as the privately-held NexPrise, Inc.’s options after giving effect to the 0.80 exchange ratio in the merger. As of December 31, 2001, 1,639,005 shares of common stock were issuable upon the exercise of outstanding options granted under the Nonstatutory Stock Plan at a weighted average exercise price of $0.267 per share.

1999 Directors’ Stock Plan

      NexPrise’s 1999 Directors’ Stock Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. The directors’ Plan provides for the grant of nonstatutory stock options to non-employee directors of NexPrise.

      The Directors’ Plan as amended provides that each person who is or becomes a non-employee director of NexPrise will be granted a non-statutory stock option to purchase 25,000 shares of common stock on the date which the optionee first becomes a non employee director of NexPrise. Thereafter, on the date of NexPrise’s Annual Stockholders Meeting each year, each non-employee director of NexPrise will be granted an

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional option to purchase 25,000 shares of common stock if, on that date, he or she has served on NexPrise’s Board of Directors for at least six months

      The Directors’ Plan provides that each option granted under the directors’ Plan shall vest and become exercisable in full immediately upon grant of the option. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of NexPrise’s common stock on the date of grant of the option. Options granted under the Directors’ Plan have a term of ten years.

      The Board of Directors may amend or terminate the Directors’ Plan; provided, however, that none of these actions may adversely affect any outstanding option. The Company will obtain stockholder approval for any amendment to the extent required by applicable law. If not terminated earlier, the Directors’ Plan will have a term of ten years.

      As of December 31, 2001, 75,000 shares of common stock were issuable upon the exercise of outstanding options granted under the 1999 Stock Plan at a weighted average exercise price of $1.742 per share. For the fiscal year ended December 31, 2001, no shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights. As of December 31, 2001, 142,500 shares of common stock remained available for future issuance under the 1999 Directors’ Stock Plan.

1999 Employee Stock Purchase Plan

      NexPrise’s 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. A total of 750,000 shares of common stock was initially reserved for issuance under the purchase plan, as well as an automatic annual increase on the first day of each of NexPrise’s fiscal years beginning in 2001, 2002, 2003 and 2004 equal to the lesser of 200,000 shares, or  1/2% of NexPrise’s outstanding common stock on the last day of the immediately preceding fiscal year. Shareholders approved an increase in the number of common shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan to a total of 1,413,814 shares. During 2001 employees purchased 92,063 shares at an average price of $1.44 per share through this program. As of December 31, 2001, 368,118 shares have been issued under the 1999 Employee Stock Purchase Plan.

      The Purchase Plan permits eligible employees to purchase common stock through payroll deductions. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. If not terminated earlier, the Purchase Plan will have a term of 20 years.

Acceleration of Stock Options

      Under terms of agreements with certain employees, if performance criteria are met, up to 1,250,000 shares could accelerate vesting in 2002 and up to 1,250,000 shares could accelerate vesting in 2003.

Accounting for Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

      For purposes of the SFAS No. 123 disclosure, the fair value for the options granted subsequent to the Company’s initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The fair value of the Company’s stock based awards was estimated assuming no expected dividends and the following weighted-average assumptions: expected life of four years, risk-free interest rates of 3.84%, 6.00% and 6.66% and volatility of 1.9, 3.5 and 1.0 in 2001, 2000 and 1999.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If SFAS No. 123 were used to account for the Company’s stock based compensation programs, the pro forma net loss per share would be as follows (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Net Income/(loss):
As reported	$80,432	$(618,097)	$(48,573)
Pro forma	$79,436	$(681,070)	$(52,114)
Basic and diluted net income (loss) per share:
As reported	$1.74	$(14.28)	$(3.17)
Pro forma	$1.72	$(15.73)	$(3.40)

      Stock option activity for all our stock plans was as follows (in thousands, except per share data):

	Years Ended December 31,

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	11,364	$28.06	2,793	$17.40	509	$0.14
Acquired — Promedix.com	—	—	1,282	$11.48	—	—
Acquired — SpecialtyMD	—	—	137	$2.63	—	—
Acquired — NexPrise Inc.	3,503	$0.32	—	—	—	—
Granted	11,060	$0.42	11,034	$34.45	3,579	$14.28
Exercised	(613)	$0.30	(803)	$2.21	(1,142)	$1.40
Canceled	(12,690)	$24.08	(3,079)	$36.91	(153)	$6.40

Outstanding at end of period	12,624	1.70	11,364	$28.06	2,793	$17.40

Exercisable at end of period	4,238	—	1,828		119

      The following table summarizes information about stock options outstanding as of December 31, 2001 (# shares in thousands):

	Outstanding
				Exercisable
		Weighted
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$0.063 - $0.375	2,624	9.17	$0.27	2,395	$0.27
$ 0.44 - $0.44	821	9.29	$0.44	821	$0.44
$ 0.55 - $0.55	3,849	9.60	$0.55	105	$0.55
$ 0.58 - $0.58	189	9.33	$0.58	131	$0.58
$ 0.65 - $190.00	5,141	9.49	$3.61	786	$10.98

	12,624	9.44	$1.70	4,238	$2.30

13.     Deferred Stock-based Compensation

      The Company recorded deferred compensation for options assumed under the NexPrise acquisition of $686,897. The Company recorded deferred compensation for options granted in the fiscal years ended

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 1998 and 1999, for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with FASB Interpretation No. 28. These options are being amortized over the vesting schedule. As of December 31, 2000 the Company had recorded aggregate deferred stock compensation of $8.7 million, $6.6 million of which was associated with discontinued operations. In 2001 the Company wrote-down $873,354 of deferred compensation charges in connection with the restructuring. The write-down affected equity; amounts expensed previously were not reversed. The remaining deferred stock compensation balance of $592,000 is being amortized over the vesting periods of the stock options. The Company recognized $273,000, $532,000 and $491,000 in stock compensation expense from continuing operations during the years ended December 31, 2001, 2000 and 1999. The total charges to be recognized in future periods from amortization of deferred stock compensation as of December 31, 2001 are anticipated to be approximately $229,000, $229,000, and $134,000 for 2002, 2003, 2004.

14.     Employee Savings and Retirement Plan

      NexPrise has a 401(k) Plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries but not more than statutory limits. NexPrise may make discretionary contributions to the plan based on profitability as determined by the Board of Directors. NexPrise did not make any contributions to the plan during the years ended December 31, 2001, 2000 and 1999.

15.     Income Taxes

      Due to operating losses and the Company’s inability to recognize an income tax benefit from current losses, there is no provision for income taxes for the years ended December 31, 2001, 2000 or 1999.

      As of December 31, 2001, the Company had net operating loss carry forwards for federal income tax purposes of approximately $140 million which expire in the years 2012 through 2021 and federal research and development tax credits of approximately $1.2 million which expire in the years 2012 through 2021. Utilization of the Company’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $34.7 million in 2001 and increased by $61.9 million and $19.4 million during 2000 and 1999. Approximately $7 million of the valuation allowance at December 31, 2001 is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2001	2000

Deferred Tax Assets:
Net operating loss	$47,300	$79,300
Research Credits	2,135	1,210
Reserves and accruals	744	4,320

Total Deferred Tax Assets	50,179	84,830
Valuation Allowance	(50,179)	(84,830)

Net Deferred Tax Assets	$—	$—

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Concentration of Credit Risk and Other Risks

      Financial instruments that potentially subject NexPrise to credit risk consist primarily of uninsured cash, and cash equivalents and short-term investments.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral and analyzes the need for reserves for potential credit losses and records reserves when necessary. In 2001 the Company wrote-off approximately $0.1 million of bad debt related to receivables from customers, and in 2000 the Company wrote-off approximately $5.1 million of bad debts related to receivables from marketplace companies.

17.     Contingencies

      A former stockholder of Promedix filed a complaint against us, Promedix and certain other parties in the Superior Court of California, County of Los Angeles alleging, among other things, that we had negligently failed to exchange his shares of Promedix stock for shares of the Company’s common stock on a timely basis, causing him damages resulting from a decline in our stock price in the intervening time between the submission of his Promedix shares for exchange and his receipt of our shares. The complaint did not specify the amount of damages sought by the plaintiff, but instead seeks general, special and punitive damages. We filed a partially successful motion to dismiss the plaintiff’s claims on February 5, 2001. Plaintiff amended the complaint to allege a conspiracy between all defendants to delay his sale of stock. We believe we have meritorious defenses against all claims asserted. Trial is set for April 2002. It is impossible for us to predict the outcome of such litigation.

      In 2001, several class action lawsuits were filed and served on the Company alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is also a defendant in the IPO class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management. The Company also has been served with a shareholder derivative action but is named solely as a nominal defendant against whom no recovery is sought.

      The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Promedix and Chemdex

      Contracts with Promedix and Chemdex customers and suppliers provide, in some cases, for cancellation notification periods longer than the Company provided. In some cases, shorter notification periods have caused inconvenience to customers and suppliers, and the Company has been notified by several parties that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of December 31, 2001 no customer or supplier of Promedix or Chemdex has instituted legal proceedings against the Company.

Government Regulations

      In addition to regulations applicable to businesses generally, the Company is or may be subject to direct regulation by governmental agencies which includes numerous laws and regulations generally applicable to the

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

chemical, pharmaceutical, controlled substances, human and biological reagents, medical and in vitro devices, nuclear chemical businesses and environmental spills, as well as U.S. import and export controls and import controls of other countries. While the shutdown of Chemdex, Promedix and SpecialtyMD may limit future regulatory and product liability risks, until all statutes of limitation have expired, certain legal risks will remain.

      The Company relied on their suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed to maintain the requisite records irrespective of the actions of the suppliers, or if either of us had failed to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then the Company may be held legally responsible, since Company held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws.

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

Related Parties.

      In 2001 the Company entered into a Net Proceeds Income Agreement with DPP Ventures, a company owned by our former CEO. Pursuant to the Net Proceeds Income Agreement, DPP Ventures would receive payment of 10% of the net proceeds received by the Company for the liquidation of each of certain named investment assets.

      Upon the closing of a significant corporate transaction, such as a sale of the Company, a former executive is eligible to receive an incentive amount equal to the value of up to 350,000 shares of the Company’s common stock (adjusted for stock dividends, stock splits, etc.), if such transaction occurs prior to February 28, 2006.

18.     Segment Reporting

      Due to the shut down of the Company’s operating exchanges, Chemdex, Promedix and Specialty MD, the Company has changed the composition of its reportable segments. The Company’s Chemdex exchange, which sold life science research products to research scientists working in pharmaceutical and biotechnology companies and academic research institutions, and the Promedix exchange, which sold specialty medical products to healthcare professionals have been classified as discontinued operations (Note 19) and are no longer reported as part of segment reporting. After the shut down of Chemdex and Promedix the Company is operating primarily in one segment, as a provider of collaborative solutions for program management and quote management.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Discontinued Operations

      In December 2000, the Company’s Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD was completed March 31, 2001.

      In the first quarter of 2000 the Company acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was 12.1 million shares of the Company’s common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was 1.1 million shares of the Company’s common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets, severance pay, write down of equipment to its estimated recoverable amounts of $1.8 million, and accruals for liabilities and operating losses of $5.7 million during the phase out period for the discontinued businesses. The intangible assets were comprised of $317.1 million related to the Promedix and SpecialtyMD acquisitions, $1.2 million related to the Biotechnology Industry Organization intangible asset and $8.4 million related to the VWR customer list intangible asset.

      No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented. Revenues from discontinued operations were $24.2 million, $99.3 and $30.8 million for 2001, 2000 and 1999. The loss on disposal recorded in 2000 principally includes the write-off of intangibles of $326.7 million,

      The Company paid approximately $9.8 million in 2001 for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At December 31, 2001 accrued liabilities relating to discontinued operations amounted to approximately $700,000. This amount is comprised of accruals for estimated costs to settle lease and other contractual obligations.

20.     Subsequent events

Business Combinations

      In February 2002 NexPrise acquired privately held InfoPrise Inc., a provider of data management solutions located in San Diego, California. As consideration for the acquisition, NexPrise has agreed to issue unsecured convertible promissory notes, due 2006, with a face value of $3,040,000 and a per share conversion price of $1.25, together with 2,096,748 shares of NexPrise common stock and assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to 970,000 shares of NexPrise common stock. InfoPrise has net tangible assets of approximately $1,000,000, most of which is represented by cash. The Company has not yet determined the allocation of purchase price, including the amount, if any, which would result in an in-process research and development charge.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.     Quarterly Results of Operations (unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(In thousands)
Net revenues	$—	$—	$—	$—	$—	$—	$350	$692
Cost of revenues	—	—	—	—	—	—	(265)	(532)

Gross profit	—	—	—	—	—	—	85	160

Operating Expenses:
Research and development	4,364	5,770	9,946	15,147	13,401	5,391	3,280	2,508
Amortization of In process research and development	—	—	—	—	—	—	2,300	—
Sales and marketing	6,416	5,357	6,083	6,645	4,984	2,330	1,648	2,088
General and administrative	937	631	1,554	3,567	6,187	3,210	2,506	2,164
Restructuring and settlement charges	—	—	—	4,891	—	14,650	5,299	(3,406)

Total operating expenses	11,717	11,758	17,583	30,250	24,572	25,581	15,033	3,354

Operating loss	(11,717)	(11,758)	(17,583)	(30,250)	(24,572)	(25,581)	(14,948)	(3,194)
Interest expenses	(47)	(4,307)	(4,237)	(4,222)	(4,022)	(1,209)	(190)	(225)
Interest income and other, net	1,683	4,660	4,229	3,670	2,491	1,226	495	214
Gain/loss on investment	74,532	(45,292)	—	—	—	(585)	—	(298)
Loss on investment in strategic partners	—	—	—	(22,268)	—	—	—	—
Write-down of investment	—	—	—	(10,000)	—	—	—	—
Equity loss	(1,702)	(6,603)	(6,324)	(6,000)	(2,736)	(2,905)	(1,948)	(1,343)

Income/(loss) from continuing operations	62,749	(63,300)	(23,915)	(69,070)	(28,839)	(29,054)	(16,591)	(4,846)

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	(33,336)	(56,322)	(52,396)	(44,412)	—	—	—	—
Gain (loss) on disposal, net of income taxes	—	—	—	(338,095)	—	—	—	—

Loss from discontinued operations	(33,336)	(56,322)	(52,396)	(382,507)	—	—	—	—
Extraordinary item — gain from retirement of bonds, net	—	—	—	—	125,840	33,322	—	600

Net income (loss)	$29,413	$(119,622)	$(76,311)	$(451,577)	$97,001	$4,268	$(16,591)	$(4,246)

Basic and diluted loss per share from continuing operations	$1.64	$(1.42)	$(0.53)	$(1.52)	$(0.63)	$(0.63)	$(0.36)	$(0.10)
Basic and diluted loss per share from discontinued operations	(0.87)	(1.27)	(1.16)	(8.41)	—	—	—	—
Basic and diluted loss per share from extraordinary item	—	—	—	—	2.73	0.72	—	0.01
Basic and diluted net loss per share	0.77	(2.69)	(1.69)	(9.93)	2.10	0.09	(0.36)	(0.09)
Weighted average common shares outstanding used in computing	38,159	44,499	45,064	45,469	46,086	46,163	46,293	46,299

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item with respect to the Company’s directors and executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Directors and Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement.

Item 11.     Executive Compensation

      The information required by this Item is incorporated herein by reference from the information provided under the heading “Compensation of Executive Officers” of the Company’s Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” of the Company’s Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements. The following financial statements of NexPrise are filed as part of this annual report on Form 10-K:

      Independent Auditors Report

      Consolidated Balance sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

(a)(2) Financial Data Schedule. The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 56.

(a)(3) Exhibits. The following exhibits are filed as part of this report or are incorporated herein by reference:

Exhibit
Number	Description

2.8	Form of Certificate of Merger between Chemdex Corporation and Ventro Corporation(3)
2.9	Agreement and Plan of Merger and Reorganization dated January 13, 2001, by and among Registrant, NexPrise, Inc., a Delaware corporation, Neptune Merger Corp., a Delaware corporation, Ram Sriram as Stockholders’ Representative, and U.S. Bank Trust National Association as Escrow Agent(6)
2.10	Agreement and Plan of Merger and Reorganization dated February 4, 2002 by and among Registrant, InfoPrise, Inc., a Delaware corporation, Indigo Acquisition Corporation, a Delaware corporation, Raj Tolani, Can Nguyen, and Timeline Venture Investors I, LP as Principal Stockholders and Timeline Venture Management, LLC, as Securityholders’ Agent(7)
2.11*	Form of Certificate of Ownership and Merger between Ventro Corporation and Ventro Merger Subsidiary
3.1	Amended and Restated Certificate of Incorporation of NexPrise(1)
3.2	Amended and Restated Bylaws of NexPrise(4)
4.1	Specimen of NexPrise Common Stock Certificate(3)
4.2	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1999(1)
4.3	Amendment dated May 12, 1999 to Third Amended and Restated Investors’ Rights Agreement(1)
4.4	Form of Indenture between NexPrise and State Street Bank and Trust Company of California, N.A.(3)
4.5	Form of Note(3)
4.6	Form of convertible promissory notes(7)
10.1	Form of Indemnification Agreement between NexPrise and each of its officers and directors(4)
**10.2	Form of Change of Control Agreement between NexPrise, each of its officers and certain employees(1)
**10.4	1998 Stock Plan, as amended, and form of option agreement(3)
**10.6	1999 Directors’ Stock Plan(1)
10.10	Standard Office Lease dated June 11, 1998 between NexPrise and Fabian Partners II, a California General Partnership, as amended(1)
10.11	Master Lease Agreement dated January 20, 1999, as amended, between NexPrise and Comdisco, Inc.(1)
10.12	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners III, L.P.(1)
10.13	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners International III, L.P.(1)
10.14	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Employee Fund III, L.P.(1)
10.15	Payment Plan Agreement dated February 22, 1999 and related agreements between NexPrise and Oracle Credit Corporation(1)
10.16	Office Lease dated August 13, 1999 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California(3)
10.18	Form of warrant to purchase common stock of Healthcare Transaction Systems, Inc.(3)
10.21	Termination Agreement dated April 21, 2001 between NexPrise and Broadlane, Inc.(5)
10.22	NexPrise, Inc. 1997 Stock Plan(6)
10.23	Form of NexPrise, Inc. Nonstatutory Stock Option Agreement(6)

Exhibit
Number	Description

10.24*	Amendment to Lease Agreement dated December 28, 2001 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California.
**10.25*	Form of offer letter between NexPrise and certain of its officers
**10.26*	Addendum to Letter Agreement between NexPrise and David Zechnich dated January 24, 2002
**10.27*	Employment Agreement between NexPrise and David Perry dated November 16, 2001
**10.28*	Net Proceeds Income Agreement between NexPrise and DPP Ventures dated November 19, 2001
21.1	Subsidiaries of NexPrise(3)
23.1*	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78505) filed with the Commission on May 14, 1999, as amended, which Registration Statement was declared effective July 26, 1999.

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999.

(3)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (File No. 333-31774).

(4)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2001.

(5)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(6)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.

(7)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2002.

*	Filed herewith.

**	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

      A Report on Form 8-K was filed with the Securities and Exchange Commission on November 28, 2001 with respect to the Company’s press release dated November 26, 2001 whereby it announced changes to its Executive Management Team and Board Members.

NEXPRISE, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2000 and 1999

	Balance at	Amounts	Adjustments	Balance at
	Beginning of	Charged to	and	End of
Description	Year	Expenses	Write-offs	Year

	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2001	$4,646	$20	$4,484	$182
Year ended December 31, 2000	$—	$9,713	$5,067	$4,646
Year ended December 31, 1999	$—	$—	$—	$—

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2002.

NEXPRISE, INC.

By:	/s/ TED DRYSDALE

Ted Drysdale
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TED DRYSDALE Ted Drysdale	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 21, 2002

/s/ DAVID ZECHNICH David Zechnich	Chief Financial Officer (Principal Financial Officer)	February 21, 2002

/s/ DAVID PERRY David Perry	Vice Chairman of the Board of Directors	February 21, 2002

/s/ JOHN GLANCY John Glancy	Director	February 21, 2002

/s/ THOMAS INSLEY Thomas Insley	Director	February 21, 2002

/s/ THOMAS JONES Thomas Jones	Director	February 21, 2002

/s/ GARY LENZ Gary Lenz	Director	February 21, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.8	Form of Certificate of Merger between Chemdex Corporation and Ventro Corporation(3)
2.9	Agreement and Plan of Merger and Reorganization dated January 13, 2001, by and among Registrant, NexPrise, Inc., a Delaware corporation, Neptune Merger Corp., a Delaware corporation, Ram Sriram as Stockholders’ Representative, and U.S. Bank Trust National Association as Escrow Agent(6)
2.10	Agreement and Plan of Merger and Reorganization dated February 4, 2002 by and among Registrant, InfoPrise, Inc., a Delaware corporation, Indigo Acquisition Corporation, a Delaware corporation, Raj Tolani, Can Nguyen, and Timeline Venture Investors I, LP as Principal Stockholders and Timeline Venture Management, LLC, as Securityholders’ Agent(7)
2.11*	Form of Certificate of Ownership and Merger between Ventro Corporation and Ventro Merger Subsidiary
3.1	Amended and Restated Certificate of Incorporation of NexPrise(1)
3.2	Amended and Restated Bylaws of NexPrise(4)
4.1	Specimen of NexPrise Common Stock Certificate(3)
4.2	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1999(1)
4.3	Amendment dated May 12, 1999 to Third Amended and Restated Investors’ Rights Agreement(1)
4.4	Form of Indenture between NexPrise and State Street Bank and Trust Company of California, N.A.(3)
4.5	Form of Note(3)
4.6	Form of convertible promissory notes(7)
10.1	Form of Indemnification Agreement between NexPrise and each of its officers and directors(4)
**10.2	Form of Change of Control Agreement between NexPrise, each of its officers and certain employees(1)
**10.4	1998 Stock Plan, as amended, and form of option agreement(3)
**10.6	1999 Directors’ Stock Plan(1)
10.10	Standard Office Lease dated June 11, 1998 between NexPrise and Fabian Partners II, a California General Partnership, as amended(1)
10.11	Master Lease Agreement dated January 20, 1999, as amended, between NexPrise and Comdisco, Inc.(1)
10.12	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners III, L.P.(1)
10.13	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners International III, L.P.(1)
10.14	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Employee Fund III, L.P.(1)
10.15	Payment Plan Agreement dated February 22, 1999 and related agreements between NexPrise and Oracle Credit Corporation(1)
10.16	Office Lease dated August 13, 1999 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California(3)
10.18	Form of warrant to purchase common stock of Healthcare Transaction Systems, Inc.(3)
10.21	Termination Agreement dated April 21, 2001 between NexPrise and Broadlane, Inc.(5)
10.22	NexPrise, Inc. 1997 Stock Plan(6)
10.23	Form of NexPrise, Inc. Nonstatutory Stock Option Agreement(6)
10.24*	Amendment to Lease Agreement dated December 28, 2001 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California
**10.25*	Form of offer letter between NexPrise and certain of its officers
**10.26*	Addendum to Letter Agreement between NexPrise and David Zechnich dated January 24, 2002

Exhibit
Number	Description

**10.27*	Employment Agreement between NexPrise and David Perry dated November 16, 2001
**10.28*	Net Proceeds Income Agreement between NexPrise and DPP Ventures dated November 19, 2001
21.1	Subsidiaries of NexPrise(3)
23.1*	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78505) filed with the Commission on May 14, 1999, as amended, which Registration Statement was declared effective July 26, 1999.

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999.

(3)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (File No. 333-31774)

(4)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2001.

(5)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(6)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.

(7)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2002.

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement