Form 10-Q
period 2002-03-31
NEXPRISE INC
filed 2002-05-01
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________ .

Commission file number: 0-26811

NexPrise, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0465496 (I.R.S. Employer Identification Number)

701 Palomar Airport Road, Suite 110
Carlsbad, CA 92009
760-804-1333
(Address, including zip code, and telephone
number, including area code, of Registrant’s principal
executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     On March 31, 2002, 3,226,327 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding (reflects 1-for-15 reverse stock split effective April 22, 2002).

NEXPRISE, INC.

FORM 10-Q
For the Quarter Ended March 31, 2002

NEXPRISE, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2002	2001
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$3,390	$13,565
Short-term investments	13,800	8,150
Accounts receivable — net of allowance of $198 and $182	787	760
Other current assets	1,430	1,406
Current assets relating to discontinued operations	150	290

Total current assets	19,557	24,171
Restricted cash	520	520
Property and equipment, net	2,080	2,675
Equity investments	1,870	3,033
Goodwill	11,652	11,652
Other long-term assets, net	12,243	10,574

Total assets	$47,922	$52,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$727	$665
Accrued compensation	874	960
Accrued expenses	4,338	5,400
Deferred revenue	625	525
Other current liabilities	—	114
Accrued liabilities relating to discontinued operations	379	715

Total current liabilities	6,943	8,379
Notes payable	11,843	8,803
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,500 shares authorized; none issued and outstanding
Common stock, $.0002 par value; 175,000 shares authorized; 3,226 and 3,087 shares issued and outstanding	10	10
Additional paid-in capital	631,893	631,082
Deferred compensation	(822)	(592)
Accumulated deficit	(602,091)	(595,130)
Accumulated other comprehensive income	146	73

Total stockholders’ equity	29,136	35,443

Total liabilities and stockholders’ equity	$47,922	$52,625

(1)	Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months
	Ended March 31,

	2002	2001

Net revenues	$674	$—
Cost of revenues	537	—

Gross profit	137	—
Operating Expenses:
Research and development	1,799	13,401
In process research and development	399	—
Sales and marketing	1,671	4,984
General and administrative	1,723	6,187

Total operating expenses	5,592	24,572

Operating loss	(5,455)	(24,572)
Interest expense	(177)	(4,022)
Interest income and other, net	20	2,491
Investment losses	(1,349)	(2,736)

Loss before extraordinary item	(6,961)	(28,839)
Extraordinary item: gain from retirement of bonds, net	—	125,840

Net income (loss)	$(6,961)	$97,001

Basic and diluted loss per share before extraordinary item	$(2.22)	$(9.39)
Basic and diluted income per share from extraordinary item	—	40.96
Basic and diluted net income (loss) per share	(2.22)	31.57
Weighted average common shares outstanding used in computing basic and diluted net income (loss) per share	3,131	3,072

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2002	2001

Operating Activities
Net loss before extraordinary item	$(6,961)	$(28,839)
Extraordinary item	—	125,840
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	605	2,420
Amortization of intangible assets	874	—
Amortization of deferred stock-based compensation	86	133
Investment losses	1,349	2,736
Gain from retirement of convertible notes	—	(125,840)
Non-cash charges related to stock-option grants	3	(263)
Changes in operating assets and liabilities:
Accounts receivable	(27)	—
Other current assets	(49)	310
Other assets	(90)	439
Discontinued assets	33	(2,986)
Accounts payable	(15)	3,215
Accrued compensation	(116)	2,837
Accrued expenses	(1,114)	(9,257)
Deferred revenue	100	—
Discontinued liabilities	(229)	(11,188)

Net cash used by operating activities	(5,551)	(40,443)

Investing Activities
Purchase of property and equipment	—	(461)
Purchases of short-term investments	(21,952)	(177,959)
Maturities of short-term investments	16,302	254,229
Investment in vertical operating companies	—	(6,000)
Cash acquired on purchase of Infoprise	1,053	—

Net cash (used in) provided by investing activities	(4,597)	69,809

Financing Activities
Principal payments on capital lease obligations and notes payable	(114)	(50,020)
Issuance of common stock	14	273

	Three Months
	Ended March 31,

	2002	2001

Net cash used by financing activities	(100)	(49,747)

Foreign currency translation	73	—
Net decrease in cash and cash equivalents	(10,175)	(20,381)
Cash and cash equivalents at beginning of period	13,565	91,348

Cash and cash equivalents at end of period	$3,390	$70,967

Supplemental disclosure of noncash activities:
Issuance of shares in connection with the acquisition of Infoprise	$794	$—
Unrealized accounting loss on available-for-sale securities	$—	$760
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of Infoprise	$(316)	$—
Issuance of convertible notes relating to Infoprise acquisition	$3,040	$—

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1. Description of Business

     NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a provider of collaborative software solutions that enable companies to manage key processes with their suppliers, partners and customers. NexPrise’s applications include solutions for quote management and program management.

     As of March 31, 2002, the Company had working capital of $12.6 million and had stockholders’ equity of approximately $29.1 million. During the first three months of 2002 the Company used cash and cash equivalents in operating activities of approximately $5.6 million. The net decrease in cash, cash equivalents and short term investments in the first three months of 2002 was approximately $4.5 million. Management believes it has sufficient working capital to support the Company’s planned activities through 2002 and is committed to the successful execution of the operating plan.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2001.

Revenue.

     NexPrise recognizes revenue for software subscriptions over the term of the subscription period. Revenue for services is recognized as the services are performed. Deferred revenue consists of that portion of customer contracts invoiced in advance of when the revenue will be recognized under the subscription method. Revenue is made up primarily of subscriptions of bundled licenses and post contract support (PCS) and in some situations includes hosting. The initial and renewal amounts are recognized as revenue ratably over the period of the license during which the services are expected to be provided. Our revenue recognition policy is in accordance with Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition,” as amended and Staff Accounting Bulletin No. 101. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Generally terms are net 30. No customer has the right of return. The Company does not present elements of revenue separately as allocation methodologies (i.e. allocation based on relative costs) would not provide a meaningful and supportable allocation, principally because the Company has yet to establish sufficient vendor specific objective evidence among various elements.

Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (FAS 128) which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The same number of common shares has been used to calculate per share amounts before extraordinary item and net income or loss in 2001 and 2002 in accordance with FAS 128 guidance based on the loss before extraordinary item. The financial data has been adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Business Combinations

     In February 2002 NexPrise acquired privately held InfoPrise, Inc., a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, which was accounted for using the purchase method, NexPrise agreed to issue unsecured convertible promissory notes with a face value of $3,040,000 due 2007. The notes bear interest at a rate of 6% and are convertible to the Company’s common stock at $18.75 per share. The Company also issued 139,783 shares of NexPrise common stock and assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,666 shares of NexPrise common stock. An independent valuation study was commissioned to value the intangible assets associated with the InfoPrise purchase and facilitate the purchase accounting. A summary of the InfoPrise purchase transaction is shown below (in thousands):

Tangible assets	$1,010
Developed technology	2,234
In process research and development	399

$3,643

     The following table summarizes the forms of consideration and their fair values (in thousands):

Convertible promissory note	$3,040
Restricted stock (92,565 shares)	361
Employee stock options assumed	117
Liabilities assumed and transaction costs	125

Total purchase consideration	$3,643

     The following unaudited, pro forma information shows the results of operations of the Company for the three months ended March 31, 2002 and 2001 as if the business combination with NexPrise and InfoPrise had occurred at the beginning of each period. In process research and development charges of $399,000 are included for the 3 months ended March 31, 2002. No such charge has been recorded for the 3 months ended March 31, 2001. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

	Three months ended March 31

	2002	2001

Revenue	$674	$975
Net income (loss) before extraordinary items	$(7,061)	$(33,015)
Net income (loss)	$(7,061)	$92,825
Per Share:
Basic and diluted net loss before extraordinary items	$(2.26)	$(10.75)
Basic and diluted net income (loss):	$(2.26)	$30.22

     The financial data has been adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Note 4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards of reporting and display of comprehensive income and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the 3 months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(6,961)	$97,001
Unrealized gains (losses) on available for sale securities	—	760
Foreign exchange translation	73	—

Comprehensive income (loss)	$(6,888)	$97,761

Note 5. Balance Sheet Details

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	March 31,	December 31,
	2002	2001

Deposits and other	$853	$746
Purchased intangibles, net of accumulated amortization of $1,845 and $971 respectively	10,588	8,829
Deferred debt offering costs, net of accumulated amortization of $426 and $415 respectively	189	200
Long-term investments, cost method	613	799

Total other long-term assets	$12,243	$10,574

Note 6. Equity Investments

     The following table outlines the Company’s equity investment activity with its marketplace companies for the three months ended March 31, 2001 and 2002 ($ in thousands):

				Percentage
	Carrying Value at	Equity Loss of	Carrying Value at	Ownership at
	December 31, 2000	Investee	March 31, 2001	March 31, 2001
Activity in 2001
Amphire	2,000	549	1,451	34%
MarketMile	10,103	2,187	7,916	30%

				Percentage
	Carrying Value at	Equity Loss of	Carrying Value at	Ownership at
	December 31, 2001	Investee	March 31, 2002	March 31, 2002
Activity in 2002
Amphire	412	250	162	36%
MarketMile	2,621	913	1,708	23%

     In the three months ended March 31, 2001, the Company billed the affiliated marketplace companies approximately $3.7 million, net of reserves and there were no billings 2002. The billings were for charges incurred on behalf of the marketplace companies, services the Company provided and facility rent that we passed on to the marketplace companies.

Note 7. Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes with a face value of $3,040,000, a conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. The promissory notes are due in 2007. As of March 31, 2002 no amount of the notes had been converted to common stock. At March 31, 2002 and December 31, 2001 approximately $8.8 million of convertible subordinated notes issued April 2000 and due in 2007 remained outstanding. These convertible subordinated notes bear annual interest at 6% and are convertible at the option of the holder into the Company’s common stock at a price of $1,361.70.

Note 8. Contingencies

     A former stockholder of Promedix filed a complaint against us, Promedix and certain other parties in the Superior Court of California, County of Los Angeles alleging, among other things, that we had negligently failed to exchange his shares of Promedix stock for shares of the Company’s common stock on a timely basis, causing him damages resulting from a decline in our stock price in the intervening time between the submission of his Promedix shares for exchange and his receipt of our shares. The complaint did not specify the amount of damages sought by the plaintiff, but instead seeks general, special and punitive damages. We filed a partially successful motion to dismiss the plaintiff’s claims on February 5, 2001. Plaintiff amended the complaint to allege a conspiracy between all defendants to delay his sale of stock. We believe we have meritorious defenses against all claims asserted. Trial is set for May 2002. We are unable to predict the outcome of such litigation.

     In 2001, several class action lawsuits, including one derivative suit, were filed and served on the Company alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is also a defendant in the IPO class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management. The Company has also been served with a shareholder derivative action but is named solely as a nominal defendant against whom no recovery is sought.

     One of our subtenants has ceased paying their monthly rent and is attempting to renegotiate their sublease agreement with us. We have drawn upon their security deposit to cover our expenses in this quarter and are working to resolve the issue with these tenants or to find replacement tenants. If we are unable to successfully resolve this situation our sublease income may not be enough to pay what we may be liable for in ongoing lease payments. The Company has accrued for expected additional costs as a result of the potential loss of this sublease income.

     The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Discontinued Marketplaces Formerly Known as Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of March 31, 2002, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

     Finally, the Company has relied upon their suppliers to obtain appropriate approvals for products regulated by the FDA and to comply with the requirements relating to those approvals and products. The failure of suppliers to obtain or comply with those approvals, or the failure of the product advertising or labeling to be consistent with the FDA approval for the products, or other failures by the products themselves, or our failure to keep regulatory records required by the FDA, such as complaint files, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity.

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

Note 9. Deferred Stock-Based Compensation

     In connection with the acquisition of InfoPrise completed in February, 2002 the Company assumed the InfoPrise stock option plans. The Company recorded deferred compensation of $132,293 for the difference between the exercise price of the unvested options assumed and the fair value of the common stock underlying those options as of the date the acquisition was consummated. That charge will be amortized over the remaining vesting period of the options. Additionally, the Company recorded deferred compensation of $184,178 with respect to the issuance of restricted common stock. That charge will be amortized over the remaining vesting period of the stock.

     The Company recognized $86,000 and $133,000 in stock compensation expense for the three months ended March 31, 2002 and 2001, respectively.

Note 10. Settlement, Restructuring and Other Charges

     During the year ended December 31, 2001, the Company took many actions to improve efficiencies and reduce operating costs. The specific actions include employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss before extraordinary item.

     At March 31, 2002 the Company had unliquidated accruals of approximately $363,000. At December 31, 2001 the Company had unliquidated accruals of $884,000.

Note 11. Recent Accounting Pronouncements

     The Company adopted Statement 142 in 2002. Application of the non-amortization provisions of Statement 142 did not result in a change to results of operations in 2002 as there was no goodwill amortized in fiscal 2001. The Company will test goodwill generated by the NexPrise and InfoPrise acquisitions using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of NexPrise goodwill as of January 1, 2002. The Company did not have an impairment of the goodwill balance. The Company expects to perform its required annual impairment test in September, at which time an impairment charge could be required depending on changes to the fair value of the goodwill.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Our adoption of SFAS 144 on January 1, 2002 did not have a material effect on our operating results or financial condition.

Note 12. Subsequent Events

Reverse Split of Common Stock

     On April 18, 2002, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock. As a result of the reverse stock split, every fifteen shares of the Company’s old common stock issued and outstanding were automatically converted into one new share of common stock. No fractional shares were issued and holders of less than one share after the split will receive cash in lieu of fractional shares. The reverse split is intended to bring the per share price of the Company’s common stock into compliance with the price per share listing requirements of the NASDAQ stock market. The financial data has been adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of NexPrise believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to Management’s Discussion and Analysis and the Risk Factors section of NexPrise’s Registration Statement on Form 10-K and the section entitled “Investment Considerations” in this Form 10-Q.

Presentation of Financial Information

     In 2001 we significantly restructured our operations and focused on a new business direction. We virtually completed our exit from the business of building and servicing business-to-business marketplaces and entered the business of providing collaborative software solutions. In August 2001 we acquired privately-held NexPrise, Inc., a company with an advanced collaborative software solution and an established customer base. We have reorganized our management team and Board of Directors and also have taken measures to reduce commitments and operating expenses and conserve cash.

     During 2001 the Company incurred a net charge of $16.5 million in connection with restructurings and settlements. All revenues presented are derived from the operations of NexPrise, acquired in August 2001.

     On April 18, 2002, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock. As a result of the reverse stock split, every fifteen shares of the Company’s old common stock issued and outstanding were automatically converted into one new share of common stock. No fractional shares were issued and holders of less than one share after the split will receive cash in lieu of fractional shares. The reverse split is intended to bring the per share price of the Company’s common stock into compliance with the price per share listing requirements of the NASDAQ stock market. The financial data has been adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Overview

     NexPrise, Inc. (the “Company”, “NexPrise”, “us”, “our” or “we”) formerly known as both Ventro Corporation and as Chemdex Corporation, is a provider of collaborative solutions for program management and quote management. On August 8, 2001 the Company purchased privately-held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. On February 4, 2002 NexPrise acquired privately-held InfoPrise, Inc., a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, NexPrise agreed to issue unsecured 6% convertible promissory notes, due in 2007, with a face value of $3,040,000 and a per share conversion price of $18.75, together with 139,783 shares of NexPrise common stock and assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,666 shares of NexPrise common stock.

     NexPrise expects to incur operating losses on a quarterly basis for at least the next twelve months as we develop and enhance our technology and service offerings.

Critical Accounting Policies

     General. Management’s discussion and analysis of its financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

     Revenue recognition. The Company recognizes license revenue using the “subscription” method. While many software providers recognize significant up-front license fees, the subscription method recognizes revenue ratably over the duration of a contract.

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

     Long lived assets. The Company’s long-lived assets include goodwill and other intangible assets. At March 31, 2002, the Company had $22.2 million goodwill and other intangible assets. In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

     Deferred tax assets. The Company has provided a full valuation reserve related to its substantial deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowance quarterly

Results of Operations

     Revenues. NexPrise reported $674,000 of revenue for the three months ended March 31, 2002. This revenue is made up primarily of subscriptions of bundled license and post contract support (PCS) and, in some cases, includes hosting for the Company’s collaborative commerce products. Subscription revenue generally entails recognizing the value of the customer contract as revenue ratably over the term of the contract. Our revenues are expected to increase in the second quarter of 2002 and beyond as existing customers renew and expand their user bases and as new customers are brought under contract.

     Cost of revenues. Cost of revenues for the three months ended March 31, 2002 were approximately $537,000. Of that figure, approximately $221,000 is the amortization of the developed technology intangible asset acquired in the purchase of NexPrise in August 2001. The remainder consists of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance services, technical support services and royalties payable to third parties whose software is incorporated into the NexPrise solution. The Company expects cost of revenues to increase in the coming quarters as we begin to amortize the developed technology intangible asset acquired in the InfoPrise purchase in February 2002 and as we migrate the customers for whom we provide hosting services to a more robust and secure hosting solution.

     Research and development. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. Research and development expenses from continuing operations decreased from approximately $13.4 million for the three months ended March 31, 2001 to $1.8 million for the three months ended March 31, 2002. The decrease is primarily due to reductions in workforce that have occurred over the past twelve months. The Company believes that continued investment in research and development are required to remain competitive but does not expect significant changes in research and development expenses in the coming quarter.

     In process research & development. The Company expensed approximately $399,000 of in-process research and development acquired as a result of the InfoPrise purchase in February 2002.

     Sales and marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses decreased from approximately $5.0 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. The decrease was primarily due to the reductions in workforce that occurred over the past twelve months and decreased marketing efforts. The Company expects sales and marketing expenses to increase in coming quarters as the Company increases its sales and marketing efforts.

     General and administrative. General and administrative expenses consist primarily of salaries, fees for professional services and lease expenses. General and administrative expenses decreased from $6.2 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. The decrease was primarily due to the reductions in workforce that have occurred over the past twelve months and lower payments to outside professional services. The Company does not expect significant changes in general and administrative expenses in the coming quarters.

     Interest expense. Interest expense decreased to approximately $177,000 from approximately $4.0 million for the three months ended March 31, 2002 and 2001. Interest expense consists primarily of interest related to convertible subordinated Notes which were issued in April 2000, and to a lesser extent, financed equipment and other financing arrangements. Approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the subordinated Notes remaining at March 31, 2002. In addition, the deferred offering costs of the Notes are being amortized as interest expense ratably over the term of the notes.

     Interest income and other. Interest income and other, net, decreased to approximately $20,000 from approximately $2.5 million for the three months ended March 31, 2002 and 2001. Interest income and other, net has been derived primarily from earnings on investments in cash equivalents and short-term investments. Interest earned decreased from last year and is expected to decrease in the next quarter as a result of lower invested balances as well as lower interest rates.

     Investment loss. The investment loss decreased to approximately $1.3 million from approximately $2.7 million for the three months ended March 31, 2002 and 2001. The loss in 2002 is made up of approximately $1.2 million of equity losses in the marketplace companies in which we have a significant ownership percentage and approximately $186,000 of write-downs of investments accounted for using the cost method. The $2.7 million investment loss for the three months ended March 31, 2001 is entirely made up of equity losses in marketplace companies.

     Loss before extraordinary item. As a result of the items described above the loss before extraordinary item was approximately $7.0 million and $28.8 million for the three months ended March 31, 2002 and 2001. The loss before extraordinary item is expected to decline modestly in the next quarter.

     Extraordinary gain. In March 2001 the Company accepted for repurchase from holders a principal amount of approximately $184.7 million of Convertible Subordinated Notes, which represented approximately 74% of the outstanding Notes at December 2000. The total amount paid by the Company for the tendered notes was approximately $58.4 million, which was comprised of $270 per $1,000 of principal amount of notes, accrued interest and transaction costs. The Company recognized a gain of approximately $125.8 million on the transaction, which was recorded in the three months ended March 31, 2001. As most of the Notes have been retired, any such future gains will be smaller.

Liquidity and Capital Resources

     As of March 31, 2002 NexPrise had approximately $17.7 million of cash, cash equivalents, short-term investments and restricted cash; working capital approximated $12.6 million. In April 2000, the Company completed an offering of 6% convertible subordinated Notes payable in 2007 and realized net proceeds of $242.4 million. As a result of repurchases in March and June 2001, $8.8 million of convertible Notes remain outstanding at March 31, 2002.

     Net cash used by operating activities in the three months ending March 31, 2002 totaled $5.6 million. The net cash used in operating activities was primarily due to losses from operations partially offset by non-cash charges of depreciation and write-downs of assets. The actions taken in the past twelve months to reduce expenditures are expected to decrease the ongoing use of cash by operating activities to between $3.5 million and $4.5 million in the second quarter of 2002. The use of cash is expected to decrease further in subsequent quarters.

     Net cash used in investing activities totaled $4.6 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company had net sales and maturities of $5.6 million of short-term investments and gained approximately $1 million in cash in the acquisition of InfoPrise.

     Net cash used in financing activities was $100,000 for the three months ended March 31, 2002 and resulted primarily from the principal payments on our capital lease obligations. We do not expect future payments related to this lease.

     Management believes the Company has adequate cash to sustain operations through 2002 and is managing its business to achieve positive cash flow utilizing existing assets. During 2001 the Company’s commitments and liabilities were significantly reduced via restructuring events, settlements of long-term contracts and the repurchase of convertible notes at a substantial gain. In addition, the Company reduced ongoing operating expenses by renegotiating its lease commitments, reducing purchases of other services and making workforce reductions. It is the Company’s belief that the adjustments to spending that have been made, combined with receipts expected from customer contracts already in place, will carry the Company through 2002. New customer contracts expected to be signed in 2002 and thereafter should provide the additional revenue required to achieve positive cash flow. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses. However, given the significant changes in our operations, the fluctuation in cash and cash equivalents balances may be greater than presently anticipated and we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

We Have Made Substantial Changes in Our Business Model and Shut Down the Businesses That Had Provided All of Our Revenues Since Inception

     In August 2001 we used approximately $23 million in cash to acquire NexPrise, Inc. a provider of collaborative commerce software solutions. This business now provides all of our revenue; thus, management focus and operational efforts primarily support this business. Prior to this acquisition, the Company’s business model was substantially different. In December 2000, we shut down our Chemdex and Promedix marketplaces, laid off 235 employees and restructured certain operations. On April 26, 2001, we implemented another restructuring in which we terminated 170 employees, representing two-thirds of our workforce, accrued future lease costs associated with excess production equipment and facilities, and wrote off assets as well as the value of certain investments to recognize their diminished future utility to the company. During the first six months of 2001, we ceased to provide technology and services to our remaining marketplaces, and, as part of the combination with NexPrise, Inc. we terminated additional personnel. Furthermore, in February 2002 we acquired InfoPrise, Inc., a provider of data management solutions. As a result of these and similar actions, there has been a fundamental change in our business. There can be no assurance that we will be successful in developing viable technology or a complete service offering.

Restructurings May Not Sufficiently Reduce Operating Expenses

     Our restructurings were designed to lower the cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the company has executed its restructuring plans and the restructurings have reduced cash operating expenses, our ability to ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. As of March 31, 2002, we had working capital of $12.6 million and had equity of $29.1 million. During the three months ended March 31, 2002, we used cash in operating activities of $5.6 million. There can be no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to reduce costs or to integrate our recent acquisition and develop a successful product and services offering could have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business.

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

     We may not successfully address these risks. If we do successfully address these risks, additional risks related to factors that are outside our control may prevent us from realizing sufficient revenues or profit margins to reach or sustain profitability. For example, electronic collaborative commerce solutions may experience problems with users as a result of security and privacy concerns, general reticence about technology or the Internet or the failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability.

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

We Are Dependent Upon Outsourcing Providers for Provision of the Hosted Environment for our Customers; Connection and Performance Issues Have Occurred and May Recur

     We rely on third-party providers for our data center services, principal Internet connections and data hosting. This hosted environment is critical to the provision of our software to our customers and if the environment does not work well, is cut-off or fails, our customers are unable to use our solution; this causes great consternation among any hosted customer. We have experienced and may continue to experience interruptions and delays in service and availability for such services. The Company has signed an agreement with a new vendor to provide the hosted environment, but there can be no assurance that the transition to this environment will successfully occur to the full satisfaction of our customers. Furthermore, we depend on these third party providers for prompt delivery, installation and service of software, hardware and telecommunications equipment used to deliver our products and services. Any failures, interruptions, or delays experienced or caused by these third party providers could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties. In addition, because we are required in most circumstances to enter into contracts for data center space in advance of customer commitments, if we are unable to increase our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer.

     Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event at our company or any third party provider. Our and their operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our and their network infrastructure is located in Northern California, an area susceptible to earthquakes. In the recent past, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our and their operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have, and our third party providers may not have, multiple site capacity for all of our services in the event of any such occurrence. Despite implementation of network security measures, the servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, systems are vulnerable to coordinated attempts to overload them with data, which could result in denial or reduction of service to some or all of our users for a period of time. Furthermore, the failure by the third party providers to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable or insecure. We have experienced system failures from time to time. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; NexPrise May Never Be Profitable

     Prior to the NexPrise acquisition, the Company had derived revenues solely from product sales through its Chemdex and Promedix marketplaces: their operations have been discontinued. In addition, it is unlikely that we will recognize any revenue in the future related to our affiliated marketplaces. Since its inception, NexPrise has recorded revenues from a small number of customers, not all of which are committed to purchase long-term licenses. There can be no assurance that the combined company will be successful in identifying new customers or negotiating commercially acceptable contractual provisions that will allow recording of revenues. The Company has spent significant funds for the acquisition, and is subject to commitments to lease third party facilities and will likely spend a significant amount of money to further develop our operations, research and development and sales and marketing operations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. There can be no assurance that we will ever be profitable.

We Operate in a New, Highly Competitive Market and Our Inability to Compete Successfully Against New Entrants and Established Companies Would Limit Our Ability to Gain Significant Market Share

     Our target market is rapidly evolving and highly competitive. It may be characterized by an increasing number of market entrants, as many companies may find a technological path around existing barriers to entry.

     We already have competition from a diverse group of companies, including companies such as MatrixOne and PTC. In addition, providers of various software products such as Ariba, Commerce One, Oracle and SAP may expand their product offerings to be competitive with us in the future.

     Our current and potential competitors may develop superior platforms that achieve greater market acceptance than our solution. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors can undertake more extensive marketing campaigns for their brands, products and services, adopt more aggressive pricing policies and make more attractive offers to customers, potential employees, distribution partners, commerce companies and third-party suppliers.

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

Our Financial Performance, Workforce Reduction and Acquisitions of NexPrise and InfoPrise May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

     In connection with the evolution of our business model and in order to reduce our cash expenses, we have enacted a number of changes in personnel. This includes changes to virtually all executive management, resignation of most of the original board of directors and significant workforce reductions. The significant changes in personnel may adversely affect morale and the company’s ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

If We Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from the Nasdaq National Market, Which Could Eliminate the Trading Market for Our Common Stock

     If the market price for our common stock does not trade above $1.00 per share for 10 consecutive days prior to May 15, 2002 or we otherwise fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. If the stock is delisted, it would significantly decrease the liquidity of an investment in NexPrise common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices in broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

The Market Price Per Share of NexPrise Common Stock Following the Reverse Stock Split May Drop and Not Remain in Excess of the $1.00 Minimum Bid Price as Required by Nasdaq, as Downward Pressure May be Created by Such Split or Other Factors May Arise.

     We cannot predict whether the recently completed reverse stock split will increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock following the reverse stock split will remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Changes to Our Management Team and Board of Directors May Create an Environment which is Ineffective and/or Inefficient; If We are Unsuccessful in Developing An Integrated Management Team, Our Business and Results of Operations could Suffer

     Most of the members of our management team and Board of Directors have only recently joined us. In August 2001, Ted Drysdale joined us as President, Varma Kunaparaju as Vice President, Product Development, and John Lynch as Senior Vice President of Sales and Services. In November 2001, we promoted Ted Drysdale to President, Chief Executive Officer and Chairman of the Board, replacing David Perry, former Chief Executive Officer, who became Vice Chairman. Also in November 2001, Brook Byers, Jan Leschly, Naomi Seligman and L. John Wilkerson, resigned from our board and John Glancy was elected. In January 2002 and February 2002, Gary Lenz and Thomas Insley were elected to our Board. In addition, in February 2002, Raj Tolani joined us as Vice President, Engineering, and in March 2002, Jerry Natoli replaced David Zechnich as Chief Financial Officer. If we do not effectively integrate these executives and board members into our business, or if they do not work together with existing personnel as a management team to enable us to implement our business strategy, our business will suffer.

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

We Are Dependent on Intellectual Property and on Products Licensed or Purchased from Third Parties and are Exposed to Legal Liability for Infringement

     Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and product the proprietary aspects of our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

Government Contracts and Compliance With Government Regulations May Subject Us to Increased Administrative Burdens and Risks That May Increase the Cost of Doing Business

     As a result of increased contracting with Federal, state and local agencies, we may become subject to additional laws and regulations not currently applicable to us thereby increasing our administrative burdens. Furthermore, we must comply with any new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. Compliance with any newly adopted laws may prove difficult and may harm our business, operating results and financial condition.

     Government entities may also terminate their contracts with us earlier than we expect which could result in revenue shortfalls. Government entities may also investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received, to forego anticipated revenues and may be subject to penalties. In addition, if we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for future contracts may be adversely affected.

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

Our Common Stock Price is Especially Volatile Which Could Result in Substantial Losses to Investors.

     The stock market and specifically the stock of Internet related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a pre-reverse split basis, our common stock reached a high of $243.50 and traded as low as $0.59 during 2000, and had a high of $4.31 and low of $.12 during 2001. On April 19, 2002 the last reported sales price on Nasdaq was $0.48 (prior to 1-for-15 reverse stock split).

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

Foreign Currency Risk

     Our sales to-date have been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, we are now selling and, in future periods, we expect to sell more in foreign markets. If our sales will be made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     A former stockholder of Promedix filed a complaint against us, Promedix and certain other parties in the Superior Court of California, County of Los Angeles alleging, among other things, that we had negligently failed to exchange his shares of Promedix stock for shares of our common stock on a timely basis, causing him damages resulting from a decline in our stock price in the intervening time between the submission of his Promedix shares for exchange and his receipt of our shares. The complaint did not specify the amount of damages sought by the plaintiff, but instead seeks general, special and punitive damages. We filed a partially successful motion to dismiss the plaintiff’s claims on February 5, 2001. Plaintiff amended the complaint to allege a conspiracy between all defendants to delay his sale of stock. We believe we have meritorious defenses against all claims asserted. Trial is set for May 2002. It is impossible for us to predict the outcome of such litigation.

     In 2001, several class action lawsuits, including one derivative suit, were filed and served on us alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is also a defendant in the IPO class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and may require a significant commitment of time and resources by our senior management.

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

Exhibit
Number	Description

2.10	Agreement and Plan of Merger and Reorganization, dated February 4, 2002, by and among Registrant, InfoPrise, Inc., a Delaware corporation, Indigo Acquisition Corporation, a Delaware corporation, Raj Tolani, Can Nguyen, and Timeline Venture Investors I, LP, as Principal Stockholders and Timeline Venture Management, LLC, as Securityholders’ Agent (1)
2.11	Form of Certificate of Ownership and Merger between Ventro Corporation and Ventro Merger Subsidiary (2)
3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation
4.6	Form of convertible promissory notes (1)
**10.26	Addendum to Letter Agreement between NexPrise and David Zechnich dated January 24, 2002 (2)
**10.29	InfoPrise, Inc. 2000 Non-Equity Incentive Plan (3)
**10.30	InfoPrise, Inc., 2000 Equity Incentive Plan (4)

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2002.

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an exhibit to Registrant’s Form 10-K filed with the Commission on February 26, 2002.

(3)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed with the Commission on March 30, 2002.

(4)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed with the Commission on March 30, 2002.

**	Indicates management contract or compensatory plan or arrangement

     Reports on Form 8-K:

     (1)  On January 15, 2002, NexPrise filed a report on form 8-K announcing its name change from Ventro Corporation.

     (2)  On February 8, 2002, NexPrise filed a report on form 8-K announcing its acquisition of InfoPrise, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 01, 2002.

NEXPRISE, INC.

By:	/s/ JEROME E. NATOLI Jerome E. Natoli Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.10	Agreement and Plan of Merger and Reorganization, dated February 4, 2002, by and among Registrant, InfoPrise, Inc., a Delaware corporation, Indigo Acquisition Corporation, a Delaware corporation, Raj Tolani, Can Nguyen, and Timeline Venture Investors I, LP, as Principal Stockholders and Timeline Venture Management, LLC, as Securityholders’ Agent (1)
2.11	Form of Certificate of Ownership and Merger between Ventro Corporation and Ventro Merger Subsidiary (2)
3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation
4.6	Form of convertible promissory notes (1)
**10.26	Addendum to Letter Agreement between NexPrise and David Zechnich dated January 24, 2002 (2)
**10.29	InfoPrise, Inc. 2000 Non-Equity Incentive Plan (3)
**10.30	InfoPrise, Inc., 2000 Equity Incentive Plan (4)

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2002.

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an exhibit to Registrant’s Form 10-K filed with the Commission on February 26, 2002.

(3)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed with the Commission on March 30, 2002.

(4)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed with the Commission on March 30, 2002.

**	Indicates management contract or compensatory plan or arrangement