Form 10-Q
period 2002-06-30
NEXPRISE INC
filed 2002-08-07
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

     On June 30, 2002, 3,230,188 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding (reflects 1-for-15 reverse stock split effective April 22, 2002).

NEXPRISE, INC.

FORM 10-Q
For the Three and Six Months Ended June 30, 2002

NEXPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$1,483	$13,565
Short-term investments	12,200	8,150
Accounts receivable — net of reserves of $90 and $182	237	760
Other current assets	1,851	1,406
Current assets relating to discontinued operations	50	290

Total current assets	15,821	24,171
Restricted cash	—	520
Property and equipment, net	1,016	2,675
Equity investments	740	3,033
Goodwill	11,652	11,652
Other long-term assets, net	11,621	10,574

Total assets	$40,850	$52,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$727	$665
Accrued compensation	809	960
Accrued expenses	2,995	5,400
Deferred revenue	698	525
Other current liabilities	—	114
Accrued liabilities relating to discontinued operations	381	715

Total current liabilities	5,610	8,379
Notes payable, less current portion	11,843	8,803
Stockholders’ equity:
Preferred stock, no par value 2,500 shares authorized: none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 3,230 and 3,087 shares issued and outstanding	10	10
Additional paid-in capital	631,901	631,082
Deferred compensation	(721)	(592)
Accumulated deficit	(607,938)	(595,130)
Accumulated other comprehensive income	145	73

Total stockholders’ equity	23,397	35,443

Total liabilities and stockholders’ equity	$40,850	$52,625

(1)	Derived from December 31, 2001 audited financial statements

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$653	$—	$1,327	$—
Cost of revenues	645	—	1,182	—

Gross profit	8	—	145	—
Operating expenses:
Research and development	1,560	5,391	3,359	18,792
In process research and development	—	—	399	—
Sales and marketing	1,589	2,330	3,260	7,314
General and administrative	1,457	3,210	3,180	9,397
Restructuring and settlement charges	—	14,650	—	14,650

Total operating expenses	4,606	25,581	10,198	50,153

Operating loss	(4,598)	(25,581)	(10,053)	(50,153)
Interest expense	(192)	(1,209)	(369)	(5,231)
Interest income and other, net	74	1,226	94	3,717
Investment losses	(1,131)	(3,490)	(2,480)	(6,226)

Loss before extraordinary item	(5,847)	(29,054)	(12,808)	(57,893)
Extraordinary item: gain from retirement of bonds, net	—	33,322	—	159,162

Net income (loss)	$(5,847)	$4,268	$(12,808)	$101,269

Basic and diluted loss per share before extraordinary item	$(1.83)	$(9.44)	$(4.05)	$(18.83)
Basic and diluted income per share from extraordinary item	$—	$10.83	$—	$51.76
Basic and diluted net income (loss) per share	$(1.83)	$1.39	$(4.05)	$32.93
Weighted average common shares outstanding used in computing basic and diluted net income (loss) per share	3,194	3,078	3,161	3,075

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities

Net loss before extraordinary item	$(12,808)	$(57,893)
Extraordinary item	—	159,162
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029	4,146
Amortization of intangible assets	1,348	—
Amortization of deferred stock-based compensation	187	177
Investment losses	2,480	6,226
Non-cash restructuring and settlement charges	—	6,844
Gain from retirement of convertible notes	—	(159,162)
Non-cash charges related to stock-option grants	3	42
Changes in operating assets and liabilities:
Accounts receivable	523	—
Other current assets	150	1,890
Discontinued assets	133	16,130
Other long term assets	(564)	(241)
Accounts payable	(15)	(554)
Accrued compensation	(181)	(2,212)
Accrued expenses	(1,686)	(10,321)
Deferred revenue	173	—
Discontinued liabilities	(334)	(26,313)

Net cash used in operating activities	(9,562)	(62,079)

Investing Activities
Purchase of property and equipment	—	(693)
Purchases of short-term investments	(24,401)	(240,217)
Maturities of short-term investments	20,352	321,163
(Increase) decrease in restricted cash	520	(3,000)
Investment in vertical operating companies	—	(6,000)
Cash acquired on purchase of Infoprise	1,029	—

Net cash (used in) provided by investing activities	(2,500)	71,253

Financing Activities
Principal payments on and repurchases of notes payable	—	(60,931)

	Six Months Ended
	June 30,

	2002	2001

Principal payments on capital lease obligations and notes payable	(114)	(75)
Issuance of common stock	22	(44)

Net cash used in financing activities	(92)	(61,050)

Effect of foreign exchange rate changes	72	—
Net decrease in cash and cash equivalents	(12,082)	(51,876)
Cash and cash equivalents at beginning of period	13,565	91,348

Cash and cash equivalents at end of period	$1,483	$39,472

Supplemental disclosure of noncash activities:
Note received upon sale of marketplace interest	$—	$11,000
Note transferred upon retirement of convertible debt	$—	$(11,000)
Issuance of shares in connection with the acquisition of Infoprise	$794	$—
Unrealized accounting loss on available-for-sale securities	$—	$(735)
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of Infoprise	$(316)	$—
Issuance of convertible notes relating to Infoprise acquisition	$3,040	$—

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1. Description of Business

     NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a leading source for business process applications and provides solutions and services that enable discrete manufacturing companies to address their specific business challenges. These solutions complement and expand on currently installed enterprise systems and allow for continual process improvements required to meet individual companies’ changing business demands.

     As of June 30, 2002, the Company had working capital of approximately $10.2 million and had stockholders’ equity of approximately $23.4 million. During the three months ended June 30, 2002 the Company used cash and cash equivalents in operating activities of approximately $4.0 million, down $1.6 million from the $5.6 million used in the three months ended March 31, 2002. The net decrease in cash, cash equivalents and short term investments in the three months ended June 30, 2002 was approximately $3.5 million, down approximately $1 million from the $4.5 million net decrease reported for the three months ended March 31, 2002. Management believes it has sufficient working capital to support the Company’s planned activities through 2002 and beyond and is committed to the successful execution of the operating plan.

     On April 18, 2002, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock. As a result of the reverse stock split, every 15 shares of the Company’s old common stock issued and outstanding were automatically converted into one new share of common stock. No fractional shares were issued and holders of less than one share after the split became entitled to receive cash in lieu of fractional shares. The reverse split was intended to bring the per share price of the Company’s common stock into compliance with the price per share listing requirements of the Nasdaq National Market. The financial data has been retroactively adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2001.

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

     Our revenue recognition policy is in accordance with Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition,” as amended and Staff Accounting Bulletin No. 101. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Generally terms are net 30. No customer has the right of return. The Company does not present elements of revenue separately as allocation methodologies (i.e. allocation based on relative costs) would not provide a meaningful and supportable allocation principally because the Company has yet to establish sufficient vendor specific objective evidence among various elements.

Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (FAS 128) which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The same number of common shares has been used to calculate per share amounts before extraordinary item and net income or loss in 2001 and 2002 in accordance with FAS 128 guidance based on the loss before extraordinary item. The financial data has been retroactively adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Total revenues
					% of Net accounts
	Three Months Ended		Six Months Ended		receivable as of

	June 30		June 30		June 30,	December 31,

	2002	2001	2002	2001	2002	2001

Customer A	15%		15%
Customer B	13%		14%			15%
Customer C	12%		12%		37%
Customer D	11%		11%
Customer E						10%

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

$3,643

     The following unaudited pro forma information shows the results of operations of the Company for the six months ended June 30, 2002 and 2001 as if the business combination with NexPrise and InfoPrise had occurred at the beginning of each period. In process research and development charges of $399,000 are included for the six months ended June 30, 2002. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

	Six months ended June 30

	2002	2001

Revenue	$1,327	$1,418
Loss before extraordinary items	$(12,908)	$(66,420)
Net income (loss)	$(12,908)	$92,742
Per Share:
Basic and diluted net loss before extraordinary items	$(4.08)	$(21.60)
Basic and diluted net income (loss)	$(4.08)	$30.16

     The financial data has been retroactively adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Note 4. Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards of reporting and display of comprehensive income and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30		June 30

	2002	2001	2002	2001

Net Income (Loss)	$(5,847)	$4,268	$(12,808)	$101,269
Unrealized gains (losses) on available for sale securities	—	(25)	—	735
Foreign exchange translation	(1)		72

Comprehensive Income (Loss)	$(5,848)	$4,243	$(12,736)	$102,004

Note 5. Balance Sheet Details

Other Current Assets

     Other current assets of $1.9 million and $1.4 million as of June 30, 2002 and December 31, 2001, respectively, are comprised primarily of prepaid expenses, prepaid royalties, current deposits and other receivables. During the quarter ended June 30, 2002 the Company entered into loan agreements totaling $75,000 with an executive and another member of the management team. The loans are full recourse, accrue interest at 6% per annum and are included in the other receivables mentioned above.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	June 30,	December 31,
	2002	2001

Deposits and other	$718	$746
Purchased intangibles, net of accumulated amortization of $2,320 and $971 respectively	10,113	8,829
Deferred debt offering costs, net of accumulated amortization of $438 and $415 respectively	177	200
Long-term investments, cost method	613	799

Total other long-term assets	$11,621	$10,574

Note 6. Equity Investments

     The following table outlines the Company’s equity investment activity with its marketplace companies for the three and six months ended June 30, 2001 and 2002 (in thousands):

	Carrying		Carrying	Percentage
	Value at		Value at	Ownership
	December	Equity Loss	June 30,	at June
Activity in 2001	31, 2000	of Investee	2001	30, 2001

Amphire	$2,000	$1,208	$792	36%
MarketMile	10,103	4,433	5,670	30%

	Carrying		Carrying	Percentage
	Value at		Value at	Ownership
	December	Equity Loss	June 30,	at June
Activity in 2002	31, 2001	of Investee	2002	30, 2002

Amphire	$412	$382	$30	33%
MarketMile	2,621	1,911	710	23%

     In the three and six months ended June 30, 2001, the Company billed the affiliated marketplace companies approximately $0.1 million and $3.7 million, net of reserves, and there were no billings in 2002. The billings were for charges incurred on behalf of the marketplace companies, services the Company provided and facility rent that we passed on to the marketplace companies.

Note 7. Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes with a face value of $3,040,000, a conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. The promissory notes are due in 2007 and are convertible into NexPrise’s common stock. As of June 30, 2002 no amount of the notes had been converted to common stock. At June 30, 2002 and December 31, 2001 approximately $8.8 million of convertible subordinated notes issued April 2000 and due in 2007 remained outstanding. These convertible subordinated notes bear annual interest at 6% and are convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share.

Note 8. Contingencies

     A former stockholder of Promedix filed a complaint against us, Promedix and certain other parties in the Superior Court of California, County of Los Angeles alleging, among other things, that we had negligently failed to exchange his shares of Promedix stock for shares of the Company’s common stock on a timely basis, causing him damages resulting from a decline in our stock price in the intervening time between the submission of his Promedix shares for exchange and his receipt of our shares. This claim was settled in June 2002 and did not have a material effect on the financial statements included in this Form 10-Q.

     In 2001, several class action lawsuits, including one derivative suit, were filed and served on the Company alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is also a defendant in the IPO class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management. Although the Company has insurance to cover these claims, the recovery of all future costs is not assured. The Company has also been served with a shareholder derivative action but is named solely as a nominal defendant against whom no recovery is sought.

     One of our subtenants is attempting to renegotiate its sublease agreement with us. We have drawn upon their security deposit to cover our expenses in this quarter and are working to resolve the issue with these tenants or to find replacement tenants. If we are unable to successfully resolve this situation our sublease income may not be enough to pay what we may be liable for in ongoing lease payments. The Company has accrued for expected additional costs as a result of the potential loss of this sublease income.

     The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Discontinued Marketplace Companies Formerly Known as Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of June 30, 2002, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

     The Company relied on its suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed, to maintain the requisite records irrespective of the actions of the suppliers, or if either of us had failed to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then the Company may be held legally responsible, since Company held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws.

     Finally, the Company has relied upon its suppliers to obtain appropriate approvals for products regulated by the FDA and to comply with the requirements relating to those approvals and products. The failure of suppliers to obtain or comply with those approvals, or the failure of the product advertising or labeling to be consistent with the FDA approval for the products, or other failures by the products themselves, or our failure to keep regulatory records required by the FDA, such as complaint files, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity.

     In February, 2001 the Company received a subpoena from the U.S. Department of Justice, Drug Enforcement Administration, for certain billing, invoice, and shipping records concerning sales to an unaffiliated purchaser. Other than the foregoing, the Company is unaware of any current investigations, inquiries, citations, fines or allegations of violations or non-compliance relating to regulatory requirements pending by government agencies or by third parties against us. It is possible, however, that there may be such investigations or allegations that the Company is not aware of or future investigations or allegations. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on the Company for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

Note 9. Deferred Stock-Based Compensation

     In connection with the acquisition of InfoPrise completed in February, 2002 the Company assumed the outstanding options granted under the InfoPrise stock option plans. The Company recorded deferred compensation of $132,293 for the difference between the exercise price of the unvested options assumed and the fair value of the common stock underlying those options as of the date the acquisition was consummated. That charge will be amortized over the remaining vesting period of the options. Additionally, the Company recorded deferred compensation of $184,178 with respect to the issuance of restricted common stock. That charge will be amortized over the remaining vesting period of the stock.

     The Company recognized $187,000 and $177,000 in stock compensation expense for the six months ended June 30, 2002 and 2001, respectively.

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

     At June 30, 2002 the Company had unliquidated accruals of approximately $436,000 related to settlement, restructuring and other activities. At December 31, 2001 the Company had unliquidated accruals of $1,841,000. In the three months ended June 30, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of a $900,000 reduction of a charge initially accrued in December 2001 for estimated contractual liabilities for which actual expenses have been less than originally estimated. This was partially offset by a $650,000 increase of an equipment write-off initially estimated in December 2001 and a $200,000 charge for the settlement of a shareholder lawsuit.

Note 11. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement 142 in January 2002. Application of the non-amortization provisions of Statement 142 did not result in a change to results of operations in 2002 as there was no goodwill amortized in fiscal 2001. The Company will test goodwill generated by the NexPrise and InfoPrise acquisitions using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of NexPrise goodwill as of January 1, 2002. The Company did not have an impairment of the goodwill balance. The Company expects to perform its required annual impairment test in September, at which time an impairment charge could be required depending on changes to the fair value of the goodwill. Under Statement 142, the fair value of the Company as represented by its stock price has a significant effect on the determination of any required writedown of goodwill and other tangible assets. The extent to which the Company’s stock price in September is lower than at other points in time in which the goodwill has been evaluated increases the probability of a writedown.

     In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Our adoption of SFAS 144 on January 1, 2002 did not have a material effect on our operating results or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of NexPrise believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to Management’s Discussion and Analysis and the Risk Factors section of NexPrise’s Annual Report on Form 10-K and the section entitled “Investment Considerations” in this Form 10-Q.

Presentation of Financial Information

     In 2001 we significantly restructured our operations and focused on a new business direction. We virtually completed our exit from the business of building and servicing business-to-business marketplaces and entered the business of providing collaborative and business process automation software solutions. In August 2001, while doing business under the name Ventro Corporation, we acquired privately-held NexPrise, Inc., a company with an advanced collaborative software solution and an established customer base. Later in the year we reorganized our management team and Board of Directors and took measures to reduce commitments and operating expenses and conserve cash. Subsequently we changed our name to NexPrise, Inc. In February 2002 we acquired privately held InfoPrise, Inc. and are using the acquired technology to create a library of business process automation applications and tools.

     During 2001 the Company incurred a net charge of $16.5 million in connection with restructurings and settlements. All revenues presented are derived from the operations of NexPrise, acquired in August 2001.

     On April 18, 2002, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s common stock. As a result of the reverse stock split, every 15 shares of the Company’s old common stock issued and outstanding were automatically converted into one new share of common stock. No fractional shares were issued and holders of less than one share after the split became entitled to receive cash in lieu of fractional shares. The reverse split was intended to bring the per share price of the Company’s common stock into compliance with the price per share listing requirements of the Nasdaq National Market. The financial data has been retroactively adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Overview

     NexPrise, Inc. (the “Company”, “NexPrise”, “us”, “our” or “we”) formerly known as both Ventro Corporation and as Chemdex Corporation, is a leading source for business process applications and collaborative solutions for program management and quote management. On August 8, 2001 the Company purchased privately-held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. On February 4, 2002 we acquired privately-held InfoPrise, Inc., a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued unsecured 6% convertible promissory notes, due in 2007, with a face value of $3,040,000 and a per share conversion price of $18.75, together with 139,783 shares of common stock and assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,666 shares of common stock.

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

     Equity Method. Entities where NexPrise can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not NexPrise exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% — 50% interest in the voting securities of the company including voting rights associated with NexPrise holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the investment income (loss) section of the Consolidated Statements of Operations.

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

     Long lived assets. The Company’s long-lived assets include goodwill and other intangible assets. At June 30, 2002, the Company had $21.7 million of goodwill and other intangible assets. In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company performed the first of the required impairment tests of NexPrise goodwill as of January 1, 2002. The Company did not have an impairment of the goodwill balance. The Company expects to perform its required annual impairment test in September, at which time an impairment charge could be required depending on changes to the fair value of the goodwill. Under Statement 142, the fair value of the Company as represented by its stock price has a significant effect on the determination of any required writedown of goodwill and other tangible assets. The extent to which the Company’s stock price in September is lower than at other points in time in which the goodwill has been evaluated increases the probability of a writedown.

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

     Revenues. NexPrise reported $653,000 of revenue for the three months ended June 30, 2002 and $1.3 million for the six months ended June 30, 2002. This revenue is made up primarily of subscriptions of bundled license and post contract support (PCS) and, in some cases, includes hosting for the Company’s collaborative commerce products. Subscription revenue generally entails recognizing the value of the customer contract as revenue ratably over the term of the contract. NexPrise generated no revenues from the Company’s continuing operations for the three and six months ended June 30, 2001. Our revenues are not expected to increase materially in the third quarter of 2002, but we do expect revenues to increase in the fourth quarter 2002 and beyond as existing customers expand their number of users and as new customers are brought under contract.

     Cost of revenues. Cost of revenues were $645,000 for the three months ended June 30, 2002 and $1.2 million for the six months ended June 30, 2002. Of that figure, approximately $221,000 and $441,000 for the three and six months ended June 30, 2002 is non-cash amortization of the developed technology intangible asset acquired in the purchase of NexPrise in August 2001. The remainder consists of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance services, technical support services and royalties payable to third parties whose software is incorporated into the NexPrise solution. The Company expects cost of revenues to increase in the coming quarters as we begin to amortize the developed technology intangible asset acquired in the InfoPrise purchase in February 2002.

     Research and development. Research and development expenses for the three months ended June 30, 2002 were $1.6 million, a 70% decrease from the $5.4 million reported for the three months ended June 30, 2001. Research and development expenses for the six months ended June 30, 2002 were $3.4 million, an 82% decrease from the $18.8 million reported for the six months ended June 30, 2001. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. The decrease is primarily due to reductions in workforce that have occurred over the past twelve months. To date, all software development costs have been expensed in the period incurred. The Company believes that continued investment in research and development are required to remain competitive and does not expect significant changes in research and development expenses in the coming quarter.

     In process research & development. The Company expensed approximately $399,000 of in-process research and development for the six months ended June 30, 2002 acquired as a result of the InfoPrise purchase in February 2002.

     Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2002 were $1.6 million, a 30% decrease from the $2.3 million reported for the three months ended June 30, 2001. Sales and marketing expenses for the six months ended June 30, 2002 were $3.3 million, a 55% decrease from the $7.3 million reported for the six months ended June 30, 2001. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. The decrease was primarily due to the reductions in workforce that occurred over the past twelve months and decreased marketing efforts. The Company expects sales and marketing expenses to increase in coming quarters as the Company increases its sales and marketing efforts.

     General and administrative. General and administrative expenses for the three months ended June 30, 2002 were $1.5 million, a 53% decrease from the $3.2 million reported for the three months ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2002 were $3.2 million, a 66% decrease from the $9.4 million reported for the six months ended June 30, 2001. General and administrative expenses consist primarily of salaries, benefits, fees for professional services and lease expenses for finance, accounting, legal, human resources, information technology support and corporate personnel. The decrease in expenses was primarily due to the reductions in workforce that have occurred over the past twelve months and lower payments to outside professional services. The Company does not expect significant changes in general and administrative expenses in the coming quarters.

     Restructuring and Settlement Charges. On April 26, 2001, the Company announced a restructuring plan in connection with its efforts to improve efficiencies and to cut operating costs. The restructuring included a workforce reduction, consolidation of excess facilities, write-offs and accruals with respect to certain assets and commitments, as well as termination of services with Broadlane, MarketMile and Industria. As a result, the Company recorded a net charge of $14.7 million during the three months ended June 30, 2001. This charge is reported as a component of net loss from continuing operations. In the three months ended June 30, 2002 the restructuring and settlement charges consisted primarily of an adjustment of $650,000 to the equipment write-off initially estimated in December 2001 and $200,000 for the settlement of a shareholder lawsuit. These charges were offset by an approximately $900,000 reversal of accruals initially created in December 2001 for estimated contractual liabilities for which actual expenses have been less than originally estimated.

     Interest expense. Interest expense for the three months ended June 30, 2002 was $192,000, an 83% decrease from the $1.2 million reported for the three months ended June 30, 2001. Interest expense for the six months ended June 30, 2002 was $369,000, a 92% decrease from the $5.2 million reported for the six months ended June 30, 2001. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000 and, to a lesser extent, financed equipment and other financing arrangements. Approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the subordinated notes remaining at June 30, 2002. In addition, the deferred offering costs of the notes are being amortized as interest expense ratably over the term of the notes.

     Interest income and other. Interest income and other for the three months ended June 30, 2002 was $74,000, a 92% decrease from the $1.2 million reported for the three months ended June 30, 2001. Interest income and other for the six months ended June 30, 2002 was $94,000, a 97% decrease from the $3.7 million reported for the six months ended June 30, 2001. Interest income and other, net has been derived primarily from earnings on investments in cash equivalents and short-term investments. The decrease was primarily attributable to lower cash, cash equivalents and investment balances and a decline in interest rates as of June 30, 2002. Interest earned is expected to decrease in the next quarter as a result of lower invested balances as well as lower interest rates.

     Investment loss. Investment loss for the three months ended June 30, 2002 was $1.1 million, a 69% decrease from the $3.5 million reported for the three months ended June 30, 2001. Investment loss for the six months ended June 30, 2002 was $2.5 million, a 60% decrease from the $6.2 million reported for the six months ended June 30, 2001. The loss for the three and six months ended June 30, 2002 were made up of approximately $0.9 million and $2.3 million of equity losses in the marketplace companies in which we have a significant ownership percentage and approximately $186,000 of write-downs of investments accounted for using the cost method. The loss for the three and six months ended June 30, 2001 were made up of approximately $2.9 million and $5.6 million of equity losses in the marketplace companies in which we have a significant ownership percentage and approximately $585,000 of write-downs of investments accounted for using the cost method.

     Loss before extraordinary item. As a result of the items described above the loss before extraordinary item was approximately $5.8 million and $29 million for the three months ended June 30, 2002 and 2001 and to $12.8 million from $57.8 million for the six months ended June 30, 2002 and 2001. The loss before extraordinary item is expected to decline modestly in the next quarter.

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

Liquidity and Capital Resources

     As of June 30, 2002 NexPrise had approximately $13.7 million of cash, cash equivalents, short-term investments and restricted cash; working capital approximated $10.2 million.

     Net cash used in operating activities was approximately $9.6 million for the six months ended June 30, 2002 compared to $62 million of net cash used in operating activities for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 is primarily attributable to the net loss for the period (less non-cash expenses) and to a lesser extent to decreases in other accounts payable, accrued compensation, accrued expenses and discontinued liabilities. These cash flows used in operating activities were partially offset by decreases in accounts receivable, other current assets, discontinued assets and deferred revenue. The actions taken in the past twelve months to reduce expenditures are expected to decrease the ongoing use of cash by operating activities to between $3 million and $3.5 million in the third quarter of 2002.

     Net cash used in investing activities totaled $2.5 million for the six months ended June 30, 2002 compared to net cash provided by investing activities of $71.3 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company had net sales and maturities of $4.1 million of short-term investments and gained approximately $1 million in cash in the acquisition of InfoPrise.

     Net cash used in financing activities was $92,000 for the six months ended June 30, 2002 compared to net cash used in financing activities of $61 million for the six months ended June 30, 2001. Net cash used in financing activities for the six months ended June 30, 2002 resulted primarily from the principal payments on our capital lease obligations. We do not expect future payments related to this lease.

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

     Although our existing cash, cash equivalent and investment balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months, given the significant changes in our business and results of operations in the last twelve to eighteen months, the fluctuation in cash, cash equivalents and investments balances may be greater than presently anticipated. After the next twelve months, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Restructurings May Not Sufficiently Reduce Operating Expenses

     Our restructurings were designed to lower the cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the company has executed its restructuring plans and the restructurings have reduced cash operating expenses, our ability to ultimately generate profitable results from operations is dependent upon successful execution of our business plan, including obtaining new customers. As of June 30, 2002, we had working capital of $10.2 million and had stockholders equity of $23.4 million. During the six months ended June 30, 2002, we used cash in operating activities of $9.6 million. There can be no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to reduce costs or to integrate our recent acquisition and develop a successful product and services offering could have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business after 2002.

We Have a Limited Operating History and an Evolving Technology and Service Offering, Which Makes it Difficult to Evaluate Our Future Prospects

     Our success is based on integrating and developing a viable technology and services offering and securing new customers. Our business model is not fully developed, not proven and depends upon our ability, among other things, to:

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

     We may not successfully address these risks. If we do successfully address these risks, additional risks related to factors that are outside our control may prevent us from realizing sufficient revenues or profit margins to reach or sustain profitability. For example, electronic collaborative commerce and business process solutions may experience problems with users as a result of security and privacy concerns, general reticence about technology or the Internet or the failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability.

We May Not Achieve the Benefits We Expect from both the Acquisitions of NexPrise and of InfoPrise and This May Have a Material Adverse Effect on the Combined Company’s Business, Financial Condition and Operating Results

     The combined company will need to overcome significant issues in order to realize any benefits or synergies from the acquisitions, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

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

We Are Dependent on a Small Number of Customers in a Limited Number of Industries

     To date, we have derived a significant portion of our revenues from a small number of customers in two industries. Many of our customers do not have contracts that extend beyond one year. A critical component of the business plan of the Company will be the acquisition of new customers in other industries, increasing the number of users in our current customers and renewing current contracts. There can be no assurance that we will be successful in developing profitable relationships with new customers in new industries or that we will retain existing customers. There also can be no assurance that we will achieve our sales goals given the worsening business environment that has followed the September 11, 2001 events and the effect it may have on corporate spending for technology.

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

We Are Dependent Upon Outsourcing Providers for Provision of the Hosted Environment for our Customers; Connection and Performance Issues Have Occurred and May Recur

     We rely on third-party providers for our data center services, principal Internet connections and data hosting. This hosted environment is critical to the provision of our software to our customers and if the environment does not work well, is cut-off or fails, our customers are unable to use our solution; this causes great consternation among any hosted customer. We have experienced and may continue to experience interruptions and delays in service and availability for such services. We signed an agreement with a new vendor to provide the hosted environment, but the new provider has decided to exit the business. There can be no assurance that the transition to another new provider will successfully occur to the full satisfaction of our customers. Furthermore, we depend on these third party providers for prompt delivery, installation and service of software, hardware and telecommunications equipment used to deliver our products and services. Any failures, interruptions, or delays experienced or caused by these third party providers could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties. In addition, because we are required in most circumstances to enter into contracts for data center space in advance of customer commitments, if we are unable to increase our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer.

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

Our Operating Results Are Highly Dependent on License and Service Revenues from Our Software Suite and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

     Substantially all of our license revenues have been, and the license and services revenues of the combined company continue to be, primarily derived from the license of the ipTeam™ solution. Our future operating results will depend on continued demand for ipTeam and the recently introduced nProcess Platform. ipTeam was commercially launched in 1998. If our competitors release new products that are superior to ipTeam or nProcess Platform in performance or price, or if we fail to enhance ipTeam and nProcess Platform in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing as a result of these or other factors would significantly reduce the revenues we can expect in the future.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Be Profitable

     Prior to the NexPrise acquisition, we had derived revenues solely from product sales through our Chemdex and Promedix marketplaces: their operations have been discontinued. In addition, it is unlikely that we will recognize any revenue in the future related to our affiliated marketplaces. Since our inception, we have recorded revenues from a small number of customers, not all of which are committed to purchase long-term licenses. There can be no assurance that the combined company will be successful in identifying new customers or negotiating commercially acceptable contractual provisions that will allow recording of revenues. We have spent significant funds for the acquisition, and are subject to commitments to lease third party facilities and will likely spend a significant amount of money to further develop our operations, research and development and sales and marketing operations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. There can be no assurance that we will ever be profitable.

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

If We Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from the Nasdaq National Market, Which Could Eliminate the Trading Market for Our Common Stock

     If we fail to meet the criteria for continued listing on the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. If the stock is delisted, it would significantly decrease the liquidity of an investment in NexPrise common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

The Market Price Per Share of NexPrise Common Stock Following the Reverse Stock Split May Not Remain in Excess of the $1.00 Minimum Bid Price as Required by Nasdaq, as Downward Pressure May be Created by Such Split or Other Factors May Arise.

     We cannot predict whether the recently completed reverse stock split will permanently increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock following the reverse stock split will remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Changes to Our Management Team and Board of Directors May Create an Environment which is Ineffective and/or Inefficient; If We are Unsuccessful in Developing An Integrated Management Team, Our Business and Results of Operations could Suffer

     Most of the members of our management team and Board of Directors have only recently joined us. In August 2001, Ted Drysdale joined us as President, Varma Kunaparaju as Vice President, Product Development, and John Lynch as Senior Vice President of Sales and Services. In November 2001, we promoted Ted Drysdale to President, Chief Executive Officer and Chairman of the Board, replacing David Perry, former Chief Executive Officer, who became Vice Chairman. Also in November 2001, Brook Byers, Jan Leschly, Naomi Seligman and L. John Wilkerson, resigned from our board and John Glancy was elected. In January 2002 and February 2002, Gary Lenz and Thomas Insley were elected to our Board. In addition, in February 2002, Raj Tolani joined us as Vice President, Engineering, in March 2002, Jerry Natoli replaced David Zechnich as Chief Financial Officer and in August 2002, Dr. Don Westerheide was appointed to our Board. If we do not effectively integrate these executives and board members into our business, or if they do not work together with existing personnel as a management team to enable us to implement our business strategy, our business will suffer.

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

Our Business Will Suffer if We Do Not Enhance our Product or Introduce New Features to Meet Changing Customer Requirements

     The market for software and services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. If we do not develop technology that can respond to these changes the probability of us obtaining new customers will be remote. In particular, we are designing our technology to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We can make no assurances, however, that future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to keep pace with changes made to hardware and software configurations and network infrastructures.

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

     Except as described in the next sentence, we are unaware of any current investigations, inquiries, citations, fines or allegations of violations or noncompliance relating to regulatory requirements pending by government agencies or by third parties against us. In February, 2001 we received a subpoena from the U.S. Department of Justice, Drug Enforcement Administration, for certain billing, invoice, and shipping records concerning sales to an unaffiliated purchaser. It is also possible that there may be investigations or allegations that we are not aware of or future investigations or allegations. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on us for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

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

We Face Risks Associated With Shareholder and Bondholder Litigation

     Several class action lawsuits have been filed and served upon us alleging that we and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000 and concerning our initial public offering. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management.

Our Common Stock Price is Especially Volatile Which Could Result in Substantial Losses to Investors.

     The stock market and specifically the stock prices of Internet related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our common stock reached a high of $3,652.50 and traded as low as $8.85 during 2000, and had a high of $64.65 and low of $1.80 during 2001. On July 23, 2002 the last reported sales price on Nasdaq was $3.50.

     In addition, under Statement 142, the fair value of the Company as represented by its stock price has a significant effect on the determination of any required writedown of goodwill and other tangible assets. The extent to which the Company’s stock price in September is lower than at other points in time in which the goodwill has been evaluated increases the probability of a writedown.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     A former stockholder of Promedix filed a complaint against us, Promedix and certain other parties in the Superior Court of California, County of Los Angeles alleging, among other things, that we had negligently failed to exchange his shares of Promedix stock for shares of the Company’s common stock on a timely basis, causing him damages resulting from a decline in our stock price in the intervening time between the submission of his Promedix shares for exchange and his receipt of our shares. This claim was settled out of court on June 28, 2002 and dismissed with prejudice. The settlement did not have a material impact on our financial statements and is fully reflected in this Form 10-Q.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders in Palo Alto, California on April 18, 2002. On a pre-reverse split basis, of the 46,253,817 shares outstanding as of March 1, 2002, the record date, 33,048,049 shares were present or represented by proxy at the meeting. At the meeting the following actions were voted upon:

     1) To elect the following five (5) directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

	Authority Withheld	For

Ted Drysdale	190,375	33,217,667
David P. Perry	383,499	33,024,550
Thomas Insley	171,125	33,236,924
John Glancy	179,100	33,228,949
Gary Lenz	185,914	33,215,584

     2) To approve the amendment to the certificate of incorporation to effect a reverse split:

Against	Abstain	For

431,798	188,299	32,787,952

     3) To approve the appointment of Ernst & Young LLP as the independent auditors of NexPrise for fiscal year 2002:

Against	Abstain	For

59,255	37,071	33,311,723

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number	Description

3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation(1)

10.31	Form of Promissory Note between the Registrant and two of its management team

10.32	Form of Pledge Agreement between the Registrant and two of its management team

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2002.

     Reports on Form 8-K:

(1)	On April 23, 2002, NexPrise filed a report on form 8-K announcing the effectiveness of its 15-for-1 reverse split.

(2)	On May 20, 2002, NexPrise filed a report on form 8-K announcing that the Company had regained compliance with NASDAQ’s minimum bid rule and that certain members of executive management had purchased shares of the Company’s stock in an unrelated third party transaction.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2002.

NEXPRISE, INC.

By:	/s/ JEROME E. NATOLI

Jerome E. Natoli Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation (1)

10.31	Form of Promissory Note between the registrant and two of its management team

10.32	Form of Pledge Agreement between the registrant and two of its management team

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2002.