Form 10-Q
period 2002-09-30
NEXPRISE INC
filed 2002-11-01
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________ .

Commission file number: 0-26811

NexPrise, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0465496 (I.R.S. Employer Identification Number)

5950 La Place Court, Suite 200
Carlsbad, CA 92008
760-804-1333

(Address, including zip code, and telephone
number, including area code, of Registrant’s principal
executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

     On September 30, 2002, 3,231,954 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

NEXPRISE, INC.
FORM 10-Q

NEXPRISE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2002	2001
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$1,925	$13,565
Short-term investments	9,400	8,150
Accounts receivable — net of reserves of $90 and $182	445	760
Other current assets	2,684	1,406
Current assets relating to discontinued operations	—	290

Total current assets	14,454	24,171
Restricted cash	—	520
Property and equipment, net	698	2,675
Equity investments	—	3,033
Goodwill	11,652	11,652
Other long-term assets, net	11,185	10,574

Total assets	$37,989	$52,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289	$665
Accrued compensation	517	960
Accrued expenses	3,117	5,400
Deferred revenue	771	525
Other current liabilities	—	114
Accrued liabilities relating to discontinued operations	341	715

Total current liabilities	5,035	8,379
Notes payable, less current portion	11,843	8,803
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value 2,500 shares authorized: none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 3,232 and 3,087 shares issued and outstanding	10	10
Additional paid-in capital	631,907	631,082
Deferred compensation	(620)	(592)
Accumulated deficit	(610,340)	(595,130)
Accumulated other comprehensive income	154	73

Total stockholders’ equity	21,111	35,443

Total liabilities and stockholders’ equity	$37,989	$52,625

(1) Derived from December 31, 2001 audited financial statements

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$728	$350	$2,055	$350
Cost of revenues	628	265	1,810	265

Gross profit	100	85	245	85
Operating expenses:
Research and development	1,044	3,280	4,403	22,072
In process research and development	—	2,300	399	2,300
Sales and marketing	1,274	1,648	4,534	8,962
General and administrative	1,117	2,506	4,297	11,903
Restructuring and settlement charges	—	5,299	—	19,949

Total operating expenses	3,435	15,033	13,633	65,186

Operating loss	(3,335)	(14,948)	(13,388)	(65,101)
Interest expense	(190)	(190)	(559)	(5,421)
Interest income and other, net	63	495	157	4,212
Investment gain/ losses, net	1,060	(1,948)	(1,420)	(8,174)

Loss before extraordinary item	(2,402)	(16,591)	(15,210)	(74,484)
Extraordinary item: gain from retirement of bonds, net	—	—	—	159,162

Net income (loss)	$(2,402)	$(16,591)	$(15,210)	$84,678

Basic and diluted loss per share before extraordinary item	$(0.75)	$(5.38)	$(4.77)	$(24.19)
Basic and diluted income per share from extraordinary item	$—	$—	$—	$51.70
Basic and diluted net income (loss) per share	$(0.75)	$(5.38)	$(4.77)	$27.50
Weighted average common shares outstanding used in computing basic and diluted net income (loss) per share	3,209	3,086	3,187	3,079

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities
Net loss before extraordinary item	$(15,210)	$(74,484)
Extraordinary item	—	159,162
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,347	5,855
Amortization of intangible assets	1,823	2,300
Amortization of deferred stock-based compensation	288	215
Investment losses	1,420	8,174
Non-cash restructuring and settlement charges	—	8,568
Gain from retirement of convertible notes	—	(159,162)
Non-cash charges related to stock-option grants	29	41
Changes in operating assets and liabilities:
Accounts receivable	315	1,014
Other current assets	(745)	853
Discontinued assets	183	16,570
Other long term assets	(603)	346
Accounts payable	(453)	(542)
Accrued compensation	(473)	(2,242)
Accrued expenses	(1,502)	(11,236)
Deferred revenue	246	(13)
Discontinued liabilities	(374)	(26,547)

Net cash used in operating activities	(13,709)	(71,128)

Investing Activities
Purchase of property and equipment	—	(693)
Purchases of short-term investments	(24,601)	(264,387)
Maturities of short-term investments	25,152	360,093
(Increase)/decrease in restricted cash	520	(3,564)
Investment in vertical operating companies	—	(6,000)
Purchase of NexPrise, net of cash acquired	—	(21,331)
Cash acquired on purchase of InfoPrise	1,029	—

Net cash (used in) provided by investing activities	2,100	64,118

Financing Activities
Principal payments on and repurchases of notes payable	—	(60,931)
Principal payments on capital lease obligations and notes payable	(114)	(313)
Issuance of common stock	2	(37)
Net cash used in financing activities	(112)	(61,281)

Effect of foreign exchange rate changes	81	—
Net decrease in cash and cash equivalents	(11,640)	(68,291)
Cash and cash equivalents at beginning of period	13,565	91,348

Cash and cash equivalents at end of period	$1,925	$23,057

Supplemental disclosure of noncash activities:
Note received upon sale of marketplace interest	$—	$11,000
Note transferred upon retirement of convertible debt	—	(11,000)
Issuance of shares in connection with the acquisition of InfoPrise	794	—
Unrealized accounting loss on available-for-sale securities	—	(735)
Issuance of convertible notes relating to NexPrise acquisition	—	1,236
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of NexPrise	—	687
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of InfoPrise	(316)	—
Issuance of convertible notes relating to InfoPrise acquisition	3,040	—

See accompanying notes to condensed consolidated financial statements.

NEXPRISE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1.    Description of Business

     NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a leading source for business process applications and provides solutions and services that enable discrete manufacturing companies to address their specific business challenges. These solutions complement and expand on currently installed enterprise systems and allow for the continuous process improvements required to meet customers’ changing business demands.

     As of September 30, 2002, the Company had working capital of approximately $9.4 million and stockholders’ equity of approximately $21.1 million. During the three months ended September 30, 2002 the Company used cash and cash equivalents in operating activities of approximately $4.1 million, which included an insurance prepayment of approximately $600,000. During the nine months ended September 30, 2002 the Company used cash and cash equivalents in operating activities of approximately $13.7 million. Management believes it has sufficient working capital to support the Company’s planned activities through 2002 and beyond.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ending December 31, 2001.

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

     Our revenue recognition policy is in accordance with Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition,” as amended and Staff Accounting Bulletin No. 101. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Generally terms are net 30. No customer has the right of return. At this time, the Company does not present elements of revenue separately as allocation methodologies (i.e. allocation based on relative costs) would not provide a meaningful and supportable allocation principally because the Company has yet to establish sufficient vendor specific objective evidence among various elements.

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

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Total Revenues
					% of Net Accounts
	Three Months Ended		Six Months Ended		Receivable as of

	September 30,		September 30,		September 30,	December 31,

	2002	2001	2002	2001	2002	2001

Customer A	14%	13%	14%	13%
Customer B	13%	13%	13%	13%		15%
Customer C	11%		11%
Customer D	10%	12%	11%	12%
Customer E						10%
Customer F					10%
Customer G					11%

Note 3.    Business Combinations

     In February 2002 NexPrise acquired privately held InfoPrise, Inc. (“InfoPrise”), a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, which was accounted for using the purchase method, NexPrise agreed to issue unsecured convertible promissory notes with a face value of $3,040,000 due 2007. The notes bear interest at a rate of 6% and are convertible into the Company’s common stock at $18.75 per share. The Company also issued 139,783 shares of NexPrise common stock and assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,666 shares of NexPrise common stock. An independent valuation study was commissioned to value the intangible assets associated with the InfoPrise purchase and facilitate the purchase accounting.

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

$3,643

     The following unaudited pro forma information shows the results of operations of the Company for the three and nine months ended September 30, 2002 and 2001 as if the business combinations with NexPrise and InfoPrise had occurred at the beginning of each period. In process research and development charges of $399,000 are included for the three and nine months ended September 30, 2002. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$728	$665	$2,055	$2,083
Loss before extraordinary items	$(2,402)	$(22,066)	$(15,310)	$(89,086)
Net income (loss)	$(2,402)	$(22,066)	$(15,310)	$70,076
Basic and diluted net loss per share before extraordinary item	$(0.75)	$(7.15)	$(4.80)	$(28.93)
Basic and diluted net income (loss) per share:	$(0.75)	$(7.15)	$(4.80)	$22.76

The financial data has been retroactively adjusted to reflect the 1-for-15 reverse stock split which became effective April 22, 2002.

Note 4.    Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards of reporting and display of comprehensive income and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(2,402)	$(16,591)	$(15,210)	$84,678
Unrealized gains (losses) on available for sale securities	—	70	—	(665)
Foreign exchange translation	8	—	80	—

Comprehensive Income (Loss)	$(2,394)	$(16,521)	$(15,130)	$84,013

Note 5.    Balance Sheet Details

Other Current Assets

     Other current assets of $2.7 million and $1.4 million as of September 30, 2002 and December 31, 2001, respectively, are comprised primarily of prepaid expenses, prepaid royalties, current deposits and other receivables. During the second quarter of fiscal 2002 the Company entered into loan agreements totaling $75,000 with an executive and another member of the management team. The loans are full recourse, accrue interest at 6% per annum and are included in the other receivables mentioned above.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	September 30,	December 31,
	2002	2001

Deposits and other	$769	$746
Purchased intangibles, net of accumulated amortization of $2,794 and 971 respectively	9,638	8,829
Deferred debt offering costs, net of accumulated amortization of $450 and 415 respectively	165	200
Long-term investments, cost method	613	799

Total other long-term assets	$11,185	$10,574

Note 6. Equity Investments

     The following table outlines the Company’s equity investment activity with its marketplace companies for the nine months ended September 30, 2001 and 2002 (in thousands):

					Percentage
	Carrying Value at	Additional	Equity Loss of	Carrying Value at	Ownership at
Activity in 2001	December 31, 2000	Investment	Investee	September 30, 2001	September 30, 2001

Amphire	$0	$2,000	$1,388	$612	36%
MarketMile	6,103	4,000	5,882	4,221	30%

					Percentage
	Carrying Value at	Additional	Equity Loss of	Carrying Value at	Ownership at
Activity in 2002	December 31, 2001	Investment	Investee	September 30, 2002	September 30, 2002

Amphire	$412	—	$412	$0	0%
MarketMile	2,621	—	2,621	0	23%

     In the nine months ended September 30, 2001, the Company billed the affiliated marketplace companies approximately $3.7 million, net of reserves, and there were no billings in 2002. The billings were for charges incurred on behalf of the marketplace companies, services the Company provided and facility rent that we passed on to the marketplace companies.

Note 7.    Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes with a face value of $3,040,000, a conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. The promissory notes are due in 2007 and are convertible into NexPrise’s common stock. As of September 30, 2002 no amount of the notes had been converted into NexPrise common stock. At September 30, 2002 and December 31, 2001, respectively, approximately $8.8 million of convertible subordinated notes issued April 2000 and due in 2007 remained outstanding. These convertible subordinated notes bear annual interest at 6% and are convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share.

Note 8.    Contingencies

     In 2001, several class action lawsuits, including one derivative suit, were filed and served on the Company alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is also a defendant in the IPO class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management. Although the Company has insurance to cover these claims, the recovery of all future costs is not assured. The Company has also been served with a stockholder derivative action but is named solely as a nominal defendant against whom no recovery is sought.

     One of our subtenants is attempting to renegotiate its sublease agreement with us. We have drawn upon the subtenant’s security deposit to cover our expenses and are working to resolve the issue with these subtenants or to find replacement tenants. If we are unable to successfully resolve this situation our sublease income may not be enough to pay what we may be liable for in ongoing lease payments. The Company has accrued for expected additional costs as a result of the potential loss of this sublease income.

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

Discontinued Marketplace Companies Formerly Known as Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of September 30, 2002, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

Note 9.    Related Parties

     In fiscal 2001 the Company entered into a Net Proceeds Income Agreement with DDP Ventures, a company owned by our former Chief Executive Officer. Pursuant to the Net Proceeds Agreement, DDP Ventures is entitled to 10% of the net proceeds received by the Company for the liquidation of each of certain named investment assets. The Net Proceeds Income Agreement is filed as Exhibit Number 10.28.

     In the quarter ended September 30, 2002, the Company sold its interest in Amphire Solutions. The gain of $1.8 million reflects fees of approximately $200,000 paid to DDP Ventures.

Note 10.    Deferred Stock-Based Compensation

     In connection with the acquisition of InfoPrise completed in February 2002, the Company assumed the outstanding options granted under the InfoPrise stock option plans. The Company recorded deferred compensation of $132,293 for the difference between the exercise price of the unvested options assumed and the fair value of the common stock underlying those options as of the date the acquisition was consummated. That charge is being amortized over the remaining vesting period of the options. Additionally, the Company recorded deferred compensation of $184,178 with respect to the issuance of restricted common stock. That charge is being amortized over the remaining vesting period of the stock.

     The Company recognized $288,000 and $215,000 in stock compensation expense for the nine months ended September 30, 2002 and 2001, respectively.

Note 11.    Settlement, Restructuring and Other Charges

     During the year ended December 31, 2001, the Company took many actions to improve efficiencies and reduce operating costs. The specific actions include employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss before extraordinary item.

     At September 30, 2002 the Company had unliquidated accruals of approximately $547,000 related to settlement, restructuring and other activities. At June 30, 2002 the Company had unliquidated accruals of $436,000. In the three months ended September 30, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of restructuring charges of approximately $242,000 related to a reduction in force undertaken in September 2002, a $200,000 reduction of a charge initially accrued in December 2001 and the realization of additional cash proceeds of approximately $69,000 from the liquidation of excess equipment originally written off in the restructuring events of 2001.

Note 12.    Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement

142 in January 2002. Application of the non-amortization provisions of Statement 142 did not result in a change to results of operations in 2002 as there was no goodwill amortized in fiscal 2001. The Company has tested goodwill generated by the NexPrise and InfoPrise acquisitions using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of NexPrise goodwill as of January 1, 2002 and did not have an impairment of the goodwill balance. The Company performed its required annual impairment test in September and again did not have an impairment of the goodwill balance. The Company plans to perform the required annual impairment test of the goodwill balance again in September 2003. However, if facts or circumstances change, and there are indicators of impairment a write down may be required before September 2003.

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

     In July 2002 the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that the initial liability for costs associated with exit and disposal activities be measured at fair value and prohibits the recognition of a liability based solely on an entity’s commitment to a plan. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. The Company does not believe that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

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

     In 2001 we significantly restructured our operations and focused on a new business direction. We exited the business of building and servicing business-to-business marketplaces and entered the business of providing collaborative and business process automation software solutions. In August 2001, while doing business under the name Ventro Corporation, we acquired privately-held NexPrise, Inc., a company with an advanced collaborative software solution and an established customer base located in Santa Clara, California. Later in the year we reorganized our management team and Board of Directors and took measures to reduce commitments and operating expenses and conserve cash. In 2001 the Company incurred a net charge of $16.5 million in connection with restructurings and settlements. In January 2002, we changed our name to NexPrise, Inc.

     On February 4, 2002 we acquired privately-held InfoPrise, Inc. (“InfoPrise”), a provider of data management solutions located in Carlsbad, California and are using the acquired technology to create a library of business process automation applications and tools. As consideration for the acquisition, we issued unsecured 6% convertible promissory notes, due in 2007, with a face value of $3,040,000 and a per share conversion price of $18.75, together with 139,783 shares of common stock and assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,666 shares of common stock. All revenues presented are derived from the operations of the combination of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next twelve months as we develop and enhance our technology and service offerings.

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

     Long lived assets. The Company’s long-lived assets include goodwill and other intangible assets. At September 30, 2002, the Company had $21.3 million of goodwill and other intangible assets. In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company performed the first of the required impairment tests of NexPrise goodwill as of January 1, 2002 and did not have an impairment of the goodwill balance. The Company performed its required annual impairment test in September 2002 and again did not have an impairment of the goodwill balance. Under SFAS 142, the fair value of the Company as represented by its stock price has a significant effect on the determination of any required writedown of goodwill and other tangible assets. The extent to which the Company’s stock price at the time of the next impairment test is lower than at other points in time in which the goodwill has been evaluated increases the probability of a writedown. The Company plans to perform the required impairment test of the goodwill balance again in September 2003. However, if facts or circumstances change, and there are indicators of impairment a write down may be required before September 2003.

Results of Operations

     Revenues. NexPrise reported $728,000 of revenue for the three months ended September 30, 2002 and $2.1 million for the nine months ended September 30, 2002. This revenue is made up primarily of subscriptions of bundled license and post contract support (PCS) and, in some cases, includes hosting for the Company’s collaborative commerce products. Subscription revenue generally entails recognizing the value of the customer contract as revenue ratably over the term of the contract. The revenue reported by NexPrise for the three and nine months ended September 30, 2001 reflects activity from the acquisition of NexPrise, Inc. on August 8, 2001 until September 30, 2001. Revenues are not expected to increase materially in the fourth quarter of 2002, but the Company plans for revenues to increase thereafter as existing customers expand their number of users and as new customers are brought under contract.

     Cost of revenues. Cost of revenues were $628,000 for the three months ended September 30, 2002 and $1.8 million for the nine months ended September 30, 2002. Of those amounts, approximately $221,000 and $662,000 respectively, represent non-cash amortization of the developed technology intangible asset acquired in the purchase of NexPrise in August 2001. The remainder consists of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance services, technical support services and royalties payable to third parties whose software is incorporated into the NexPrise solution. The Company expects cost of revenues to increase in the coming quarters as we begin to amortize the developed technology intangible asset acquired in the InfoPrise purchase in February 2002.

     Research and development. Research and development expenses for the three months ended September 30, 2002 were $1.0 million, a 68% decrease from the $3.3 million reported for the three months ended September 30, 2001. Research and development expenses for the nine months ended September 30, 2002 were $4.4 million, an 80% decrease from the $22.1 million reported for the nine months ended September 30, 2001. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. The decrease is primarily due to reductions in workforce that have occurred over the past twelve months. To date, all software development costs have been expensed in the period incurred. The Company believes that continued investment in research and development is required to remain competitive and does not expect significant changes in research and development expenses in the coming quarter.

     In process research & development. The Company expensed approximately $399,000 and $2.3 million of in-process research and development for the nine months ended September 30, 2002 and September 30, 2001, respectively. No Charges were taken in the three months ended September 30, 2002 and $2.3 million was charged during the three months ended September 30, 2001. The in-process research and development expensed in 2002 was acquired as a result of the InfoPrise purchase in February 2002. The in-process research and development expensed in 2001 was acquired as a result of the NexPrise, Inc. purchase in August 2001.

     Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2002 were $1.3 million, a 22% decrease from the $1.6 million reported for the three months ended September 30, 2001. Sales and marketing expenses for the nine months ended September 30, 2002 were $4.6 million, a 49% decrease from the $9.0 million reported for the nine months ended September 30, 2001. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. The decrease was primarily due to the reductions in workforce that occurred over the past twelve months and decreased marketing efforts. The Company expects sales and marketing expenses to decrease further in the near term as reductions in force carried out in September 2002 take effect.

     General and administrative. General and administrative expenses for the three months ended September 30, 2002 were $1.1 million, a 55% decrease from the $2.5 million reported for the three months ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2002 were $4.3 million, a 63% decrease from the $11.9 million reported for the nine months ended September 30, 2001. General and administrative expenses consist primarily of salaries and benefits for finance, accounting, legal, human resources, information technology support and corporate personnel as well as fees for professional services and lease expenses. The decrease in expenses was primarily due to the reductions in workforce that have occurred over the past twelve months and lower payments for outside professional services and leases. The Company does not expect significant changes in general and administrative expenses in the coming quarters.

     Restructuring and Settlement Charges. In the three months ended September 30, 2001 the Company recorded $5.3 million of restructuring charges. These charges consisted of $1.4 million of severance and other related costs associated with the reduction in force done in connection with the acquisition of NexPrise, Inc. and $3.9 million for changes in anticipated cost recoveries related to disposal of excess facilities and equipment. In the three months ended June 30, 2001 the Company recorded $14.7 million of restructuring charges. These charges consisted of a workforce reduction, consolidation of excess facilities, write-offs and accruals with respect to certain assets and commitments, as well as termination of services with Broadlane, MarketMile and Industria.

     Interest expense. Interest expense for the three months ended September 30, 2002 was $190,000, the same as that reported for the three months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 was $559,000, a 90% decrease from the $5.4 million reported for the nine months ended September 30, 2001. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000 and, to a lesser extent other financing arrangements. Approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the subordinated notes remaining at September 30, 2002. In addition, the deferred offering costs of the notes are being amortized as interest expense ratably over the term of the notes.

     Interest income and other. Interest income and other for the three months ended September 30, 2002 was $63,000, an 87% decrease from the $495,000 reported for the three months ended September 30, 2001. Interest income and other for the nine months ended September 30, 2002 was $157,000, a 96% decrease from the $4.2 million reported for the nine months ended September 30, 2001. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. The decrease was primarily attributable to lower cash, cash equivalent and investment balances and a decline in interest rates as of September 30, 2002. Interest earned is expected to decrease in the next quarter as a result of lower invested balances as well as lower interest rates.

     Investment income (loss). Investment loss for the nine months ended September 30, 2002 was $1.4 million, an 83% decrease from the $8.2 million reported for the nine months ended September 30, 2001. The investment loss for the nine months ended September 30, 2002 reflects a gain of $1.8 million from the Company’s August 2002 sale of its interest in Amphire, approximately $3.0 million of equity losses in the marketplace companies in which we have a significant ownership percentage and $186,000 of write-downs of investments accounted for using the cost method. The loss for the nine months ended September 30, 2001 was made up of approximately $7.3 million of equity losses in the marketplace companies in which we have a significant ownership percentage and approximately $904,000 of write-downs of investments accounted for using the cost method.

     Loss before extraordinary item. As a result of the items described above the loss before extraordinary item was approximately $2.4 million and $16.6 million for the three months ended September 30, 2002 and 2001 and $15.2 million and $74.5 million for the nine months ended September 30, 2002 and 2001. The loss before extraordinary item is expected to decline modestly in the next quarter.

     Extraordinary gain. For the nine months ended September 30, 2001, the Company repurchased approximately $241.2 million of Convertible Subordinated Notes, which represented approximately 96.5% of the outstanding Notes at December 2000. The total consideration provided by the Company for the tendered notes was approximately $71.8 million, including accrued interest. The Company recognized a gain of approximately $159.2 million on the transaction. As most of the Notes have been retired, any such future gains will be smaller.

Liquidity and Capital Resources

     As of September 30, 2002 NexPrise had approximately $11.3 million of cash, cash equivalents, short-term investments and restricted cash; working capital was approximately $9.4 million.

     Net cash used in operating activities was approximately $13.7 million for the nine months ended September 30, 2002 compared to $71.1 million of net cash used in operating activities for the nine months ended September 30, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 is primarily attributable to the net loss for the period (less non-cash expenses) and to a lesser extent to an increase in other current assets and deferred revenue and decreases in other accounts payable, accrued compensation, accrued expenses and discontinued liabilities. These cash flows used in operating activities were partially offset by decreases in accounts receivable and discontinued assets. The actions taken in the past twelve months to reduce expenditures are expected to decrease the ongoing use of cash by operating activities to between $2.5 million and $3.0 million in the fourth quarter of 2002.

     Net cash provided by investing activities totaled $2.1 million for the nine months ended September 30, 2002, compared to net cash provided by investing activities of $64.1 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company had net sales and maturities of $500,000 of short-term investments and gained approximately $1.0 million in cash in the acquisition of InfoPrise.

     Net cash used in financing activities was $112,000 for the nine months ended September 30, 2002 compared to net cash used in financing activities of $61.3 million for the nine months ended September 30, 2001. Net cash used in financing activities for the nine months ended September 30, 2002 resulted primarily from the principal payments on our capital lease obligations. We do not expect future payments related to this lease. In addition, the Company used $26,000 in the nine months ended September 30, 2002 to repurchase Company stock.

     Management believes the Company has adequate cash to sustain operations through 2002 and is managing its business to achieve positive cash flow utilizing existing assets. During 2001 the Company’s commitments and liabilities were significantly reduced via restructuring events, settlements of long-term contracts and the repurchase of convertible notes at a substantial gain. In addition, the Company reduced ongoing operating expenses by renegotiating its lease commitments, reducing purchases of other services and making workforce reductions. It is the Company’s belief that the adjustments to spending that have been made, combined with receipts expected from customer contracts already in place and new customer contracts expected to be signed in 2002 and thereafter will provide the additional resources required to achieve positive cash flow. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

     Although we expect our existing cash, cash equivalent and investment balances together with our anticipated cash flows from operations to be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months, higher than anticipated expenses or lower than anticipated receipts may result in lower cash, cash equivalents and investments balances than presently anticipated. After the next twelve months, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Risk Factors

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition or results or operations would likely suffer. In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating NexPrise and its business because such factors currently may have significant impact on NexPrise’s business, operating results and financial condition.

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

We Have Made Substantial Changes in Our Business Model and Shut Down the Businesses That Had Provided All of Our Revenues Since Inception

     In August 2001 we used approximately $23 million in cash to acquire NexPrise, Inc. a provider of collaborative commerce software solutions. This business now provides all of our revenue; thus, management focus and operational efforts primarily support this business. Prior to this acquisition, the Company’s business model was substantially different. In December 2000, we shut down our Chemdex and Promedix marketplaces, laid off 235 employees and restructured certain operations. On April 26, 2001, we implemented another restructuring in which we terminated 170 employees, representing two-thirds of our workforce, accrued future lease costs associated with excess production equipment and facilities, and wrote off assets as well as the value of certain investments to recognize their diminished future utility to the Company. During the first six months of 2001, we ceased to provide technology and services to our remaining marketplaces, and, as part of the combination with NexPrise, Inc. we terminated additional personnel. Furthermore, in February 2002 we acquired InfoPrise, a provider of data management solutions. As a result of these and similar actions, there has been a fundamental change in our business. There can be no assurance that we will be successful in developing viable technology or a complete service offering.

Restructurings May Not Sufficiently Reduce Operating Expenses

     Our restructurings were designed to lower the cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the Company has executed its restructuring plans and the restructurings have reduced cash operating expenses, our ability to ultimately generate profitable results from operations is dependent upon successful execution of our business plan, including obtaining new customers. As of September 30, 2002, we had working capital of $9.4 million and had stockholders equity of $21.1 million. During the nine months ended September 30, 2002, we used cash in operating activities of $13.7 million. There can be no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to reduce costs or to integrate our recent acquisition and develop a successful product and services offering could have a material adverse effect upon our ability to successfully transition to our new business plan and to remain in business after 2002.

We Have a Limited Operating History and an Evolving Technology and Service Offering, Which Makes it Difficult to Evaluate Our Future Prospects

     Our success is based on integrating and developing a viable technology and services offering and securing new customers. Our business model is not fully developed, not proven and depends upon our ability, among other things, to:

•	develop and market technology and services solutions that achieve broad market acceptance by our customers;

•	acquire and deploy a sufficient number of customers to achieve profitability;

•	extend our technology to support a wide range of hardware and software to meet the needs of a large range of customers with a variety of needs;

•	acquire or license third party technologies that we require to deliver our technology and services;

•	overcome publicity related to our public announcements of restructurings, shareholder litigation and the shutdown of our former marketplaces; and

•	acquire customers operating in industries where we have limited experience and provide them quality technology and services.

     We may not successfully address these risks. If we do successfully address these risks, additional risks related to factors that are outside our control may prevent us from realizing sufficient revenues or profit margins to reach or sustain profitability. For example, business process solutions may experience problems with users as a result of security and privacy concerns, general reticence about technology or the Internet.

We May Not Achieve the Benefits We Expect from the Acquisitions of NexPrise and of InfoPrise and This May Have a Material Adverse Effect on the Combined Company’s Business, Financial Condition and Operating Results

     The combined company will need to overcome significant issues in order to realize any benefits or synergies from the acquisitions, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

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

     The combined company may not succeed in addressing these risks or other problems encountered in connection with the mergers.

We Are Dependent on a Small Number of Customers in a Limited Number of Industries

     To date, we have derived a significant portion of our revenues from a small number of customers in two industries. Many of our customers do not have contracts that extend beyond one year. Critical to the success of the Company’s business plan will be the acquisition of new customers in other industries, increasing the number of users in our current customers and renewing current contracts. There can be no assurance that we will be successful in developing profitable relationships with new customers in new industries or that we will retain existing customers.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements May Cause our General and Administrative Expenses to Increase and Impact our Future Financial Position and Results of Operations

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by NASDAQ and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes to accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

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

     Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event at our company or any third party provider. Our and their operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our and their network infrastructure is located in California, an area susceptible to earthquakes. In the recent past, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our and their operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have, and our third party providers may not have, multiple site capacity for all of our services in the event of any such occurrence. Despite implementation of network security measures, the servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, systems are vulnerable to coordinated attempts to overload them with data, which could result in denial or reduction of service to some or all of our users for a period of time. Furthermore, the failure by the third party providers to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable or insecure. We have experienced system failures from time to time. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

     We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $15.2 million during the nine months ended September 30, 2002 and a net loss before extraordinary items of $74.4 million during the nine months ended September 30, 2001. As of September 30, 2002 we had an accumulated deficit of approximately $610.3 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

We Operate in a New, Highly Competitive Market and Our Inability to Compete Successfully Against New Entrants and Established Companies Could Adversely Affect Our Market Share

     Our target market is rapidly evolving and highly competitive. It may be characterized by an increasing number of market entrants, as many companies may find a technological path around existing barriers to entry.

     We already have competition from a diverse group of companies, including companies such as MatrixOne and PTC. In addition, providers of various software products such as Ariba, Commerce One, Oracle, IBM and SAP may expand their product offerings to be competitive with us in the future.

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

     In addition, substantially all of our prospective customers have established and long-standing relationships with some of our current or potential competitors. Accordingly, we cannot be certain that we will be able to expand NexPrise’s customer and user base, or retain its current customers. We may not be able to compete successfully against our current or future competitors, which could have a material adverse effect on our business, results of operations and financial condition.

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

General Economic and Political Conditions May Impact Our Results

     Our revenue growth and future profitability depend on the overall demand for software and related services. This demand can be adversely affected by unfavorable economic conditions, as customers reduce or defer spending on information technology improvements. We may be especially prone to this as a result of the relatively small installed base and operating history of our products. A softening demand for software caused by a prolonged slowdown of the economy would result in decreased revenue or lower revenue growth rates and would adversely affect our operating results.

     Recent political events, including the September 11, 2001 tragedy, have put further pressure on economic conditions. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position

If We Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from The Nasdaq National Market, Which Could Eliminate the Trading Market for Our Common Stock

     If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted from The Nasdaq National Market. If the stock is delisted, it would significantly decrease the liquidity of an investment in NexPrise common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

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

We Anticipate Our Operating Results Will Fluctuate Significantly from Quarter-to-Quarter

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

We Face Risks Associated With Stockholder and Bondholder Litigation

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

Our Common Stock Price is Especially Volatile Which Could Result in Substantial Losses to Investors

     The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our common stock reached a high of $3,652.50 and traded as low as $8.85 during 2000, and had a high of $64.65 and low of $1.80 during 2001. On September 30, 2002 the last reported sales price on Nasdaq was $2.50.

     In addition, under SFAS 142, the fair value of the Company as represented by its stock price has a significant effect on the determination of any required writedown of goodwill and other tangible assets. The extent to which the Company’s stock price at the time of the next evaluation of goodwill impairment is lower than at other points in time in which the goodwill has been evaluated increases the probability of a writedown.

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

Item 4.    Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in ensuring that we are able to gather, analyze and disclose on a timely basis all information that is required to be disclosed in our Exchange Act reports.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

     In March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the lead underwriter for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits have been consolidated as In re Ventro Corp. Sec. Litig., Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. Defendants have filed motions to dismiss. No discovery has taken place, and the Court has not set a trial date. The Company believes that the claims are without merit and intends to defend the case vigorously.

     In August 2001, Chadwell v Byers, Case No. CV800814, a putative stockholder derivative suit was filed in California Superior Court, Santa Clara County against certain of the Company’s present and former officers and directors, alleging breaches of fiduciary duty and insider trading. The Company is named solely as a nominal defendant against whom no recovery is sought. After a demurrer was sustained with leave to amend, the parties stipulated to a stay of proceedings pending resolution of the IN re Ventro Corp. Sec. Litig. Federal consolidated action.

     Also in March 2001 a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering, Kassin v. Ventro Corp. et al., Index No. 01-CV-3450 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs allege that the prospectus for the initial public offering of Chemdex securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. Plaintiffs are claiming damages of an unspecified amount based on the subsequent decline in the market price of the Company’s shares below their original offering price. The litigation is in an early phase and no substantive rulings have been issued by the Court. Although we believe that we have meritorious defenses to the action and intend to defend the suit vigorously, we cannot predict with certainty the outcome of this lawsuit. Our defense against such lawsuits will be costly and may require a significant commitment of time and resources by our senior management.

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

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1) On September 3, 2002, NexPrise filed a report on Form 8-K announcing the sale of its interest in Amphire Solutions.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2002.

NEXPRISE, INC.

By:	/s/ JEROME E. NATOLI Jerome E. Natoli Chief Financial Officer

CERTIFICATIONS

I, Ted Drysdale, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NexPrise, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.    I:

(A) am responsible for establishing and maintaining internal controls;

(B) have designed such internal controls to ensure that material relating to the Registrant and its consolidated subsidiaries is made known to me by others within those entities for the period in which the Report was prepared;

(C) have evaluated the effectiveness of the Registrant’s internal controls as of October 21, 2002, and

(D) have presented in the Report my conclusions about the effectiveness of the Registrant’s internal controls based upon my evaluation as of October 21, 2002.

5.    I have disclosed to the Registrant’s auditors and the audit committee of the Registrant’s board of directors the following:

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.    I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ Ted Drysdale Ted Drysdale President and Chief Executive Officer

***********

I, Jerome E. Natoli, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NexPrise, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.    I:

(A) am responsible for establishing and maintaining internal controls;

(B) have designed such internal controls to ensure that material relating to the Registrant and its consolidated subsidiaries is made known to me by others within those entities for the period in which the Report was prepared;

(C) have evaluated the effectiveness of the Registrant’s internal controls as of October 21, 2002, and

(D) have presented in the Report my conclusions about the effectiveness of the Registrant’s internal controls based upon my evaluation as of October 21, 2002.

5.    I have disclosed to the Registrant’s auditors and the audit committee of the Registrant’s board of directors the following:

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.    I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ Jerome E. Natoli Jerome E. Natoli Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002