Form 10-K
period 2002-12-31
NEXPRISE INC
filed 2003-03-18
CIK 1047499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-26811

Nexprise, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	77-0465496
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5950 La Place Court, Suite 200, Carlsbad, CA 92008

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

760-804-1333
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0002 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      At June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $14,517,000

      At February 28, 2003, the number of shares of Common Stock outstanding was 3,226,471

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2003 Annual Meeting of

Stockholders — Part III of this Form 10-K.

NEXPRISE, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2002

PART 1

Item 1.     Business

Overview

      NexPrise, Inc. (the “Company”, “NexPrise”, “us”, “our” or “we”), formerly known as Ventro Corporation and, prior thereto, as Chemdex Corporation, is a seller of business process applications. We develop and market software solutions that can enable manufacturers to rapidly automate key business processes. These solutions complement and expand on currently installed enterprise systems and accommodate ongoing process improvements as companies require to meet their changing business demands. In 2002 we acquired privately-held InfoPrise, Inc. (“InfoPrise”) and combined its data management technology with our existing collaborative solutions infrastructure to produce the business process automation applications and development platform that are now our primary product offerings. We also continued streamlining the operation to reduce commitments and operating expenses and conserve cash. We terminated a significant real estate lease, lowered headcount from 90 at the end of 2001 to 45 at the end of 2002 and reduced non-personnel expenses. These reductions lowered operating expenses from approximately $5.6 million in the first quarter of 2002 to approximately $2.6 million in the fourth quarter of 2002, excluding a fourth quarter non-cash charge of approximately $11.7 million for impairment of goodwill.

      The Company originally was incorporated as Chemdex Corporation in September 1997 in Delaware. In February 2000, we changed our name to Ventro Corporation and in January 2002, we renamed the company NexPrise, Inc. to reflect the focus on the solutions and customers acquired in August 2001. Our principal offices are located at 5950 La Place Court, Suite 2000, Carlsbad, California, 92008. Our telephone number is (760) 804-1333. Investors may access our filings with the Securities and Exchange Commission on our website, which is located on the Internet at www.nexprise.com, but the information on our website does not constitute part of this Annual Report.

      In April 2002, the Company effected a reverse split of its common stock. As a result of the reverse stock split, every 15 issued and outstanding shares of the Company’s old common stock were converted into one share of new common stock. The reverse split brought the minimum bid price per share of the Company’s common stock into compliance with the listing requirements of the Nasdaq National Market. The financial data contained in this report has been adjusted to reflect the reverse stock split.

      For 2003, our focus is to further develop our product offering, to increase our customer base and revenue and to move our operations closer to generating positive cash flow.

InfoPrise Acquisition and Organizational Changes

      In February 2002, NexPrise acquired privately held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, NexPrise issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured convertible promissory notes with a face value of $3,040,000 due 2007. The notes bear interest at a rate of 6% per year and are convertible to the Company’s common stock at $18.75 per share. NexPrise also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of NexPrise common stock if all of the assumed options are exercised.

      Following the InfoPrise acquisition, the Company relocated its principal executive office to Carlsbad, California. The product development and marketing teams were also consolidated into the Carlsbad location. The combined entity now operates as one organization and continues to develop and sell our product offering.

Customers and Backlog

      We target large-to-medium size organizations, primarily in North America. Our installed base of customers represents numerous industries. The aerospace and defense and automotive industries are particularly well represented. During 2002, approximately 17% of our revenues were from three entities of The Boeing Company, approximately 13% were from Sikorsky Aircraft Corporation, approximately 12% were from

Trelleborg-YSH, Inc. and approximately 10% were from Decoma International, Inc. During 2001 approximately 15% of our revenues were from entities of The Boeing Company and approximately 14% of revenues were from Sikorsky Aircraft Corporation. The Company maintains allowances for potential credit losses and, historically, those losses have been within management’s expectations.

      NexPrise’s backlog was approximately $1.9 million at December 31, 2002. Backlog includes only orders for which delivery will occur within 12 months and for which revenue has not been recognized. In addition, backlog includes service revenue and maintenance fees to be earned within the next 12 months. However, customers may delay delivery of products or cancel orders suddenly and without notice, subject to possible cancellation penalties. Due to these possible changes, NexPrise’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Asset Sale

      In August 2002, the Company sold its interest in Amphire, one of the marketplaces formed in 2000 that we provided services to until 2001 and in which we continued to hold an equity position. Under the terms of the agreement, NexPrise sold all of its shares of Amphire common stock for $2 million in cash to parties unaffiliated with NexPrise. The transaction resulted in a gain of approximately $1.8 million reported in the quarter ending September 30, 2002.

Marketing, Sales, and Support

      Our current marketing, sales, and support activities relate to building NexPrise’s brand identity, determining product direction, building our customer base, and managing and serving customer accounts. We sell our product through a direct sales force distributed in various strategic locations. Technical Account Managers are responsible for pre-sales technical support and also the successful deployment of our product at the customer site. As of February 28, 2003, we employed 16 individuals in these organizations at NexPrise offices in Carlsbad, California and remote field locations. Expenses for marketing and sales were $5.5 million in 2002. Expenses for technical support and customer service in 2002 were approximately $414,000 and are included in cost of revenues. The 2001 and 2000 sales and marketing expenses included substantial expenses incurred prior to our revised business direction and our acquisitions of NexPrise and InfoPrise and are not indicative of planned future expenditures. We expect to add personnel and expenses only as needed to acquire and support new customers.

Research and Development

      Our research and development organization is focused on developing and enhancing our product for customers. As of February 28, 2003, our research and development organization included 22 employees responsible for software and system development. Expenses for research and development were $5.3 million in 2002, plus $399,000 of acquired in-process research and development related to the acquisition of InfoPrise. Research and development expenses in 2001 and 2000 were $24.6 million and $35.2 million, respectively. The research and development expense in 2001 included $2.3 million of acquired in-process research and development related to the acquisition of NexPrise. Both years included substantial expenses incurred prior to our revised business direction and to our acquisitions of NexPrise and InfoPrise and expenditures in those years are not indicative of planned future expenditures. To date, substantially all software development costs have been expensed as incurred because the time from working model to saleable model is very short. We believe that continued investments in research and development are required to remain competitive.

Product

      NexPrise’s product grew out of work that began in 1993. The product originally was developed as software technology to share sensitive documents securely over the Internet. In 1997, NexPrise was formed as a private company with intellectual property rights to this technology. We continued to develop the product and it evolved into the Program Manager and Quote System applications deployed in most of our installed base. In June 2002, we announced the release of the nProcess Platform and a set of configurable process applications that offer improved workflow, efficient integration into multiple data sources, rapid configuration and reconfiguration and a development studio customers can use to automate their processes. Our software can be accessed by approved users with standard Internet browsers and can reside on either servers maintained and administered by our customers or servers hosted by us, though our hosting is generally outsourced to a third party. Our product requires minimal installation and training.

      Our principal applications are Engineering Change Manager, Supplier Non-Conformance and Corrective Action Manager, Cost Estimation and Quote Manager, Contract Data Manager, Supplier Materials Manager, Action Item Manager and Management of Change. All NexPrise applications are collaborative business process software solutions that allow individuals within and between companies to work efficiently together. All applications have functionality for:

•	Intelligent workflow and forms

•	Role-based views

•	Secure internal/external collaboration

•	Powerful, flexible reporting

•	Simple, efficient integration

      The nProcess Platform enables any number of process applications to be built rapidly, inexpensively and without writing code. The graphical workflow module, the ability to tailor access to data to the specific requirements of each participant in the process and the ability to create and map data objects enable our process experts to develop and configure business process automation applications that precisely fit customer processes, as well as to change those applications quickly and inexpensively as customers evolve their processes. We also license the nProcess Platform to customers who prefer to do their own development and modifications.

      System Architecture. Our solutions include two layers of technology:

•	Infrastructure Layer. This layer is the foundation of the product and provides the product with Internet access, email and database functionality and security. The layer is implemented using standard web servers and supports standard Internet protocols such as HTTP/HTTPS and XML.

•	Application Layer. This layer provides specific functionality and workflow for business applications such as Engineering Change Manager and Supplier Non-Conformance and Corrective Action Manager.

Competition

      The markets for business process automation and collaborative solutions are new and evolving rapidly. Competition is intense and is expected to increase significantly in the future. Barriers to entry are not substantial. We believe that the critical success factors for companies seeking to create these solutions include the following:

•	Quality, reliability and security of the solution

•	Breadth and depth of product offerings

•	Ability of solution to embrace and extend installed legacy applications

•	Ability of solution to be efficiently configured and rapidly deployed

•	Brand recognition

•	Installed base of customers

•	Ease of use

      We face competition from a diverse group of companies, including companies with Product Data Management (PDM) offerings such as MatrixOne or Parametric Technology Corporation (PTC). These companies have extended their PDM offerings to develop solutions that are competitive. Competition could also come from developers of enterprise software solutions such as i2 Technologies, Oracle, or Ariba, which may expand their product lines to compete. Competition could also come from enterprise application integration software providers, such as Vitria, BEA, and IBM. We believe we have a product that is superior to competitors’ offerings and that we can compete effectively with these companies. However, these companies have larger sales and marketing organizations and will be formidable competitors.

Proprietary Rights and Licensing

      Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We have filed two U.S. patent applications and two foreign applications on our proprietary technology. One U.S. patent has been issued. Our remaining three patents are currently pending. We have registered two trademarks, have two applications pending and have filed petitions to revive two trademarks.

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

Employees

      As of February 28, 2003, we had 44 full-time employees, including 22 in research and development, 16 in sales and marketing and 6 in general and administrative functions. We also employ from time to time a limited number of independent contractors to support our development and administrative organizations.

Executive Officers of the Registrant

      Set forth below is information regarding the directors and executive officers of NexPrise as of February 28, 2003.

Name	Age	Position

Ted Drysdale	54	President, Chief Executive Officer and Chairman of the Board of Directors
Jerome Natoli	40	Chief Financial Officer
Raj Tolani	42	Vice President, Engineering
John Lynch	36	Senior Vice President, Sales and Services

      Ted Drysdale has served as our President, Chief Executive Officer and Chairman of the Board of Directors since November 2001. Mr. Drysdale has served on our Board of Directors since October 2001. Prior to joining NexPrise, Mr. Drysdale was President and Chief Executive Officer of privately held NexPrise, Inc., a manufacturing software company, which we acquired in August 2001. From January 1999 to April 2000, Mr. Drysdale was Senior Vice President of the Visualization and CSM Group of Parametric Technology Corporation, a manufacturing software company. From September 1998 to January 1999, Mr. Drysdale served as President and Chief Executive Officer of Division, Inc., a software manufacturing company, and from April 1996 to September 1998, he served as Chief Executive Officer and Co-Founder of Objectlogic, a developer of visualization and markup software.

      Jerome E. Natoli has served as our Chief Financial Officer since March 2002. Mr. Natoli joined the Company as the Chemdex Director of Finance in March 2000 and was appointed Vice-President of Finance in March 2001. From October 1998 to March 2000 he was Controller of Hewlett-Packard’s E-Commerce division. Between July 1989 and October 1998 he held various positions in Hewlett-Packard’s finance organization in the U.S. and overseas. Mr. Natoli holds a B.A. in Economics from the University of California, Berkeley, and an M.B.A. from the University of Chicago.

      Raj Tolani was the President and Chief Executive Officer of InfoPrise, which was acquired by the Company in February 2002. Mr. Tolani has been in the software development industry for the past 17 years and is the former founder, Chairman and President of ObjectLogic. He led the development and growth of ObjectLogic, as well as its merger with Division Ltd and stayed on as Vice-President of Development after its acquisition. During his tenure with Division Ltd., he lead development teams in both the U.S. and U.K. Prior to that, as Vice-President of development for CV, he led the development of Perolus (CAD software) from its inception to completion. Mr. Tolani holds a Bachelor’s Degree in Mechanical Engineering from the Indian Institute of Technology and a Master’s Degree in Mechanical Engineering from the University of Rhode Island.

      John Lynch was appointed Senior Vice President of Sales & Services in August 2001. From July 2000 to August 2001 Mr. Lynch served as Senior Vice President of Sales at NexPrise, Inc. Prior to joining NexPrise, Mr. Lynch served from January 1999 to June 2000 as Area Vice President at Parametric Technology Corporation, where he was responsible for global account sales of web-based enterprise business-to-business collaboration software technology, document management, vaulting, and consulting services. Previous to PTC, Mr. Lynch served from May 1996 to December 1998 as Vice President Sales for Division Inc, where he was responsible for North American sales of web-based enterprise visualization tools to Fortune 1000 companies. Prior to Division, Mr. Lynch served as Vice President, Sales for the eastern region at Objectlogic, a developer of visualization and markup software. He holds a Bachelor of Science degree in Economics from the University of Southern California.

Item 2.     Properties

      Our executive, sales and development offices are located in approximately 10,107 square feet in Carlsbad, California under a lease expiring in December 2006. Administrative offices are located in approximately 1,200 square feet located in Palo Alto, California under a lease expiring in December 2003. We also have leased and sub-leased approximately 34,000 square feet in Palo Alto, California; both the lease and sublease expire on December 31, 2003. The Company also maintains small sales offices in a few domestic locations.

Item 3.     Legal Proceedings

      In March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 13, 1999 through December 6, 2000. One of the lawsuits also names as a defendant the lead underwriter for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits have been consolidated as In re Ventro Corp. Sec. Litig., Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. Defendants have filed motions to dismiss. The Court has taken the motions under submission and will issue a ruling without oral argument from the parties. No discovery has taken place, and the Court has not set a trial date. The Company believes that the claims are without merit and intends to defend the case vigorously.

      In August 2001, Chadwell v Byers, Case No. CV800814, a putative stockholder derivative suit, was filed in California Superior Court, Santa Clara County against certain of the Company’s present and former officers and directors, alleging breaches of fiduciary duty and insider trading. The Company is named solely as a nominal defendant against which no recovery is sought. After a demurrer was sustained with leave to amend, the parties stipulated to a stay of proceedings pending resolution of the IN re Ventro Corp. Sec. Litig. Federal consolidated action.

      In March 2001, Kassin v. Ventro Corp. et al., Index No. 01-CV-3450 (SAS), a stockholder class action complaint, was filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and the underwriters of its initial public offering. The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs allege that the prospectus for the initial public offering of the Company’s common stock, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. Plaintiffs are claiming damages of an unspecified amount based on the subsequent decline in the market price of the Company’s shares below their original offering price. The litigation is in an early phase, and no date has yet been set by the court for completion of pretrial discovery or trial. Although we believe that we have meritorious defenses to the action and intend to defend the suit vigorously, we cannot predict with certainty the outcome of this lawsuit. Our defense against such lawsuits will be costly and may require a significant commitment of time and resources by our senior management.

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

Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “NXPS”. The Company previously utilized the trading symbol “CMDX” from July 27, 1999 until February 28, 2000 and “VNTR” from March 1, 2000 until January 14, 2002. We have traded under the current symbol “NXPS” since January 15, 2002. Prior to July 27, 1999, there was no public market for our common stock. In April 2002, the Company effected a reverse split of its common stock. As a result of the reverse stock split, every 15 issued and outstanding shares of the Company’s old common stock were converted into one share of new common stock. The reverse split brought the minimum bid price per share of the Company’s common stock into compliance with the listing requirements of the Nasdaq National Market.

      The following table shows the high and low sale prices of the Company’s common stock as reported by the Nasdaq National Market for the periods indicated. The historical price per share data has been adjusted to reflect the reverse stock split.

Common Stock Price

	2002		2001

	High	Low	High	Low

(Price Range of Common Stock)
Fourth Quarter	$2.95	$1.34	$17.25	$3.45
Third Quarter	$4.58	$1.68	$9.75	$1.80
Second Quarter	$7.25	$3.40	$17.25	$4.65
First Quarter	$6.60	$3.90	$64.65	$9.90

      On January 31, 2003 there were approximately 405 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede and Co. as one stockholder.

Dividend Policy

      We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6.	Selected Consolidated Financial Data

      The selected financial data below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this document. The following balance sheet data as of December 31, 2002 and 2001 and the selected consolidated statements of operations data for years ended December 31, 2002, 2001, and 2000 have been derived from audited consolidated financial statements included elsewhere in this document. The consolidated balance sheet data as of December 31, 2000, 1999, and 1998 and the consolidated statements of operation data for the years ended December 31, 1999 and 1998 have been derived from audited consolidated statements not included in this document. The selected consolidated statement of operations data has been restated to reflect the Chemdex and Promedix businesses as discontinued operations. Historical results are not necessarily indicative of results that may be expected for future periods. See Note 2 of Notes to our Consolidated Financial Statements that explains how shares used in computing basic and diluted net loss per share were determined.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$2,802	$1,042	$—	$—	$—
Loss from continuing operations	$(29,446)	$(79,330)	$(93,536)	$(5,421)	$(1,051)
Basic and diluted loss per share from continuing operations	$(9.21)	$(25.75)	$(32.40)	$(5.25)	$(8.85)
Loss from discontinued operations	$—	$—	$(524,561)	$(43,152)	$(7,437)
Basic and diluted loss per share from discontinued operations	$—	$—	$(181.73)	$(42.30)	$(63.00)
Extraordinary item: gain from retirement of bonds, net	$—	$159,762	$—	$—	$—
Basic and diluted gain per share from extraordinary item	$—	$51.86	$—	$—	$—
Net income (loss)	$(29,446)	$80,432	$(618,097)	$(48,573)	$(8,488)
Basic and diluted net income (loss) per share	$(9.21)	$26.11	$(214.13)	$(47.55)	$(71.85)
Weighted average common shares outstanding — basic and diluted	3,196	3,081	2,887	1,021	118

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,275	$21,715	$192,022	$103,095	$5,990
Working capital	$8,120	$15,792	$158,352	$82,130	$4,489
Total assets	$23,004	$52,625	$257,308	$163,933	$8,168
Long term obligations	$11,843	$8,803	$250,206	$494	$—
Total liabilities	$16,070	$17,182	$304,381	$38,914	$1,820
Total stockholders’ equity (deficit)	$6,934	$35,443	$(47,073)	$125,019	$6,348

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of NexPrise believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to the Risk Factors section of this Form 10-K.

Overview

      We are a seller of business process applications and collaborative solutions for program management and quote management. Our revenue primarily consists of subscriptions of bundled license, post contract support (PCS) and, in most cases, hosting services.

      In 2001, we significantly restructured our operations and focused on a new business direction. We exited the business of building and servicing business-to-business marketplaces and entered the business of providing collaborative and business process automation software solutions. In August 2001, while doing business under the name Ventro Corporation, we acquired privately-held NexPrise, Inc., a company with an advanced collaborative software solution and an established customer base located in Santa Clara, California. Later in the year we reorganized our management team and Board of Directors and took measures to reduce commitments and operating expenses and conserve cash. In 2001, the Company incurred a net charge of $16.5 million in connection with restructurings and settlements. In January 2002, we changed our name to NexPrise, Inc.

      On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes convertible into the Company’s common stock, due in 2007, with a face value of $3,040,000 and a per share conversion price of $18.75. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of December 31, 2002 1,820 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next 12 months as we develop and enhance our technology and service offerings.

Critical Accounting Policies

      Use of Estimates. Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

      Revenue Recognition. Revenue is made up primarily of subscriptions of bundled license, post contract support (PCS) and, in most cases, includes hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. Revenue for training or consulting services is recognized based on achievement of billable milestones as written in the contract or upon contract completion and currently makes up less than 10% of overall revenue. Our revenue recognition policy is in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended, and Staff Accounting Bulletin 101. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. The Company anticipates revenue in the coming quarters will include the sale of paid-up perpetual licenses. These license fees will be recognized when earned, subject to the same criteria as discussed above.

      Consolidations. The various interests that we have acquired in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

      Companies that NexPrise directly or indirectly control are accounted for under the consolidation method of accounting. Under this method, a company’s accounts are reflected within its Consolidated Financial Statements. All significant inter-company accounts and transactions are eliminated.

      Entities where NexPrise can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not NexPrise exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with NexPrise holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations.

      Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, NexPrise’s share of the earnings or losses of these companies is not included in its Consolidated Statements of Operations. The Company periodically evaluates the carrying value of its investments for impairment.

      The fair value of the remaining long-term investment is dependent on the performance of the entity in which the Company has invested, as well as volatility inherent in the external markets for this investment. In assessing potential impairment for this investment the Company will consider these factors as well as forecasted financial performance of its investee. If these forecasts are not met the Company may have to record additional impairment charges not previously recognized.

      Long Lived Assets. The Company reviews property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. During 2003 we will continue to evaluate our intangible assets for impairment as events and circumstances warrant. Among other circumstances, a material deterioration in the future cash flows expected from these assets due to lower than planned revenue or a decline in the Company’s market capitalization could be indicators of impairment and lead to write-offs.

      Legal. The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity, results of operations or properties. In reviewing these claims and litigation, management assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. The Company had no accruals for legal contingencies at December 31, 2002. If a change in circumstances resulted in a materially adverse outcome or judgment against NexPrise, NexPrise could be required to expend cash intended to fund operations in defense of the Company and might then have an insufficient amount of cash to meet other obligations.

Results of Operations

      The following table sets forth items from our consolidated statement of operations (in thousands):

	December 31,

	2002	2001	2000

Net revenues	$2,802	$1,042	$—
Cost of revenues	2,393	797	—

Gross profit	409	245	—
Operating Expenses:
Research and development	5,295	24,580	35,227
In process research and development	399	2,300	—
Sales and marketing	5,469	11,050	24,501
General and administrative	5,087	14,067	6,689
Settlements, restructurings and other charges	—	16,543	4,891
Impairment of goodwill	11,652	—	—

Total operating expenses	27,902	68,540	71,308

Operating loss	(27,493)	(68,295)	(71,308)
Interest expense	(749)	(5,646)	(12,813)
Interest income and other, net	216	4,426	14,242
Investment losses	(1,420)	(9,815)	(23,657)

Loss from continuing operations	(29,446)	(79,330)	(93,536)
Discontinued operations:
Loss from discontinued operations, net of income tax	—	—	(186,466)
Loss on disposal, net of income taxes	—	—	(338,095)

Loss from discontinued operations	—	—	(524,561)
Extraordinary item: gain from retirement of bonds, net	—	159,762	—

Net income (loss)	$(29,446)	$80,432	$(618,097)

      Revenues. NexPrise reported approximately $2.8 million of revenue for the year ended December 31, 2002, an increase of $1.8 million from the approximately $1.0 million reported in 2001. This revenue is made up primarily of subscriptions and maintenance for the Company’s collaborative commerce products generated subsequent to our August 8, 2001 acquisition of privately-held NexPrise, Inc. Subscription revenue entails recognizing the value of the customer contract as revenue ratably over the term of the contract. Previously, revenues were derived primarily from product sales through the Chemdex and Promedix marketplaces, which have been presented as discontinued operations.

      Cost of Revenues. Cost of revenues were approximately $2.4 million in 2002, up $1.6 million from the approximately $797,000 recorded in 2001. Cost of revenues consist primarily of outsourced hosting services for our customers, amortization of the intangible technology asset acquired as part of our acquisition of NexPrise in August 2001, personnel and other expenses associated with providing maintenance services, technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution. Cost of revenues in 2000 was related to operations that were discontinued in December 2000. The Company expects the dollar value of cost of revenues to increase in the coming year, but for cost of revenues to decline as a percentage of revenue if revenues increase significantly as the Company’s infrastructure and amortization of intangible assets is leveraged across what is expected to be a larger customer base in 2003.

      Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. R&D expenses from continuing operations were approximately $5.3 million during 2002, down approximately $19.3 million from 2001. R&D expenses in 2001 were $24.6 million, down $10.6 million from 2000. The decreases were largely driven by reductions in workforce that have occurred over the past 24 months. To date, all software development costs have been expensed in the period incurred. A substantial portion of research and development expenses incurred in 2000 related to operations that are included in the discontinued operations line items. The Company does not expect R&D expenses to change significantly in the coming year. We believe that continued investments in research and development are required to remain competitive.

      In Process Research and Development. The Company expensed $399,000 and $2.3 million of acquired in-process research and development for the year ended December 31, 2002 and December 31, 2001, respectively. The in-process research and development expensed in 2002 was acquired as a result of the InfoPrise acquisition in February 2002. The in-process research and development expensed in 2001 was acquired as a result of the NexPrise acquisition in August 2001. The Company determined the amounts of in process research and development through independent valuations in connection with the allocation of purchase price.

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses from continuing operations were approximately $5.5 million during 2002, down approximately $5.6 million from 2001. Sales and marketing expenses in 2001 were $11.1 million, down $13.4 million from the approximately $24.5 million expensed during 2000. The decrease was driven by reductions in workforce that took place during 2002 and 2001 and reduced spending on marketing programs. Sales and marketing expenses in 2000 related to operations that were discontinued in December 2000 are included in discontinued operations. The Company expects sales and marketing expenses in the coming year to increase as investments are made in personnel and programs to acquire new customers.

      General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses from continuing operations were approximately $5.1 million, down approximately $9.0 million from 2001. General and administrative expenses from continuing operations in 2001 were approximately $14.1 million, an increase of approximately $7.4 million from the approximately $6.7 million spent in 2000. The decrease in 2002 was driven by reductions in infrastructure costs and reductions in workforce. The increase in 2001 was driven by incentive payments made in the first two quarters of 2001 and reduced cost recoveries from subsidiaries and marketplace investments. The Company does not expect general and administrative expenses to change significantly in the coming year.

      Settlements, Restructurings and Other. The Company did not report any restructuring or settlement expenses in the year ended December 31, 2002. During the year ended December 31, 2001, the Company reported charges of approximately $16.5 million for several actions taken to improve efficiencies and reduce operating costs. The specific actions include employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss before extraordinary item and consisted of approximately $5.4 million of expense related to workforce reductions, approximately $7.2 million of expense related to terminating equipment and property leases and asset write-offs of approximately $11.6 million. These expenses were partially offset by an approximately $7.6 million net gain from settlements with our former marketplace companies. At Decem-

ber 31, 2002 the Company had accruals of approximately $505,000 related to these charges. Further information on these activities can be found in Note 10.

      During the year ended December 31, 2000, the Company recorded approximately $4.9 million of restructuring charges. The charge included $320,000 and $990,000 of cash and non-cash charges, respectively, related to employee layoffs in addition to approximately $3.3 million of non-cash charges for the write-off of intangible assets associated with development projects that were cancelled and $280,000 for other expenses. Substantially all of the cash charges related to the restructuring were paid in the fourth quarter of 2000.

      Impairment of Goodwill. SFAS 142, Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment. The Company performed the required transitional impairment test and annual impairment test of the goodwill acquired as part of its acquisition of NexPrise as of January 1, 2002 and September 30, 2002, respectively, and, in each case, did not identify an impairment of the goodwill balance. In the fourth quarter of 2002 our market capitalization decreased to a value at December 31, 2002 that was approximately $14 million less than our book value prior to any impairment charges. That decrease and a reduction in forecast revenues led us to conclude there were sufficient indicators to warrant an evaluation of whether any portion of our $11.7 million of recorded goodwill was impaired in the fourth quarter of 2002. The analysis resulted in an impairment charge equal to the entire $11.7 million balance in the fourth quarter of 2002. The remaining identified intangible assets were also tested for impairment. No impairment was found, as the value of the undiscounted cash flows expected to be generated by these assets over their estimated lives exceeded their carrying value of $9.2 million at December 31, 2002. During 2003, we will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

      Interest Expense. Interest expense in 2002 was approximately $749,000, down approximately $4.9 million from 2001. Interest expense in 2001 was approximately $5.6 million, down approximately $7.2 million from the $12.8 million expensed in 2000. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000, the convertible promissory note issued in association with the purchase of InfoPrise in February 2002 and, to a lesser extent, financed equipment and other financing arrangements. With respect to the subordinated notes, approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at December 31, 2002. In addition, the remaining deferred offering costs of approximately $198,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000 is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity. The decrease in interest expense in 2002 and 2001 was due primarily to the retirement of approximately 96% of the original balance of convertible subordinated notes during 2001.

      Interest Income and Other, Net. Interest income and other, net, in 2002 was approximately $216,000 in 2002, a decrease of approximately $4.2 million from 2001. Interest income and other, net, in 2001 was approximately $4.4 million, a decrease of approximately $9.8 million from the $14.2 million reported in 2000. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. The decrease in interest income and other is primarily attributable to lower cash, cash equivalent and investment balances and a decline in interest rates during 2002. Interest income in 2003 is expected to be somewhat lower as a result of lower cash equivalents and short-term investments balances.

      Investment Losses. The 2002 investment loss of approximately $1.4 million is approximately $8.4 million lower than the loss reported in 2001. The $9.8 million loss reported for 2001 is $13.9 million lower than the $23.7 million reported in 2000. The loss in 2002 is made up primarily of approximately $3.0 million of equity losses in the marketplace companies in which we have a significant ownership percentage and approximately $186,000 of write-downs for impairment deemed to be other than temporary of an investment accounted for using the cost method, offset by an approximately $1.8 million gain from the sale of the

Company’s shares of Amphire Solutions. The $9.8 million loss in 2001 is made up primarily of $8.6 million of equity losses in the marketplace companies and approximately $1.2 million of write-downs of investments accounted for using the cost method. The $23.7 million loss in 2000 is made up of approximately $20.6 million of equity losses, approximately $10.0 million of write-downs of investments, approximately $22.3 million of losses on investment in strategic partners, offset by a $29.4 million gain on the sale of Ariba (formerly Tradex) stock. The Company has a net book value of approximately $613,000 related to these investments as of December 31, 2002, down from $3.8 million at December 31, 2001. The remaining investment is accounted for using the cost method.

      Loss from Continuing Operations. As a result of the changes described above, the loss from continuing operations was approximately $29.4 million in 2002, down $49.9 from 2001. The loss from continuing operations was approximately $79.3 million in 2001, a decrease of $14.2 from 2000. The loss from continuing operations is expected to decrease in 2003 due to reductions we have made in operating expenses and the planned increase in revenue.

      Discontinued Operations. In December 2000, the Company’s Board of Directors adopted a formal plan for and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD was completed by March 31, 2001.

      The businesses represented by Promedix and Specialty MD were acquired in the first quarter of 2000. These transactions were accounted for in accordance with the purchase method of accounting. For Promedix, the purchase consideration was shares of the Company’s common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was shares of the Company’s common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets.

      No interest expense was allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented prior to fiscal 2001.

      Revenues from discontinued operations were approximately $24.2 million and $99.3 million for the years ended December 31, 2001 and 2000, respectively. The Company paid approximately $9.8 million in 2001 for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At December 31, 2002 accrued liabilities relating to discontinued operations amounted to approximately $336,000.

      Extraordinary Gain. During 2001, the Company repurchased approximately $241.2 million of convertible subordinated notes, which represented approximately 96.5% of the notes outstanding at December 2000. The total consideration provided by the Company for the tendered notes, including accrued interest, transaction and other costs, was approximately $81.4 million. The Company recognized a gain of approximately $159.8 million on the transactions.

Liquidity and Capital Resources

      As of December 31, 2002, NexPrise had approximately $10.3 million of cash, cash equivalents and short-term investments; working capital was approximately $8.1 million.

      Net cash used in operating activities was approximately $14.8 million for the year ended December 31, 2002 compared to $77.5 million of net cash used in operating activities for the year ended December 31, 2001. Net cash used in operating activities for the year ended December 31, 2002 is primarily attributable to the net loss for the period (less non-cash expenses) and, to a lesser extent, an increase in deferred revenue and decreases in accounts payable, accrued compensation, accrued expenses and discontinued liabilities. Non cash items primarily consisted of an impairment of goodwill which totaled $11.7 million, depreciation and amortization of $4.4 million and investment losses of $3.2 million. These cash flows used in operating activities were partially offset by decreases in accounts receivable, other current assets and discontinued assets and gains of approximately $1.8 million from the sale of Amphire Solutions. The actions taken in the past 12 months to reduce expenditures are expected to decrease the ongoing use of cash by operating activities to between $1.0 million and $2.0 million per quarter in 2003.

      Net cash provided by investing activities totaled $4.5 million for the year ended December 31, 2002, compared to net cash provided by investing activities of $61.2 million for the year ended December 31, 2001. During the year ended December 31, 2002, the Company had net sales and maturities of approximately $2.9 million of short-term investments and received cash of approximately $1.0 million as part of the acquisition of InfoPrise.

      Net cash used in financing activities was $112,000 for the year ended December 31, 2002 compared to net cash used in financing activities of $61.5 million for the year ended December 31, 2001. Net cash used in financing activities for the year ended December 31, 2002 resulted primarily from the principal payments on our capital lease obligations. This lease has been paid in full. In addition, the Company used $26,000 in the year ended December 31, 2002 to repurchase Company stock.

      Management believes the Company has adequate cash to sustain operations at least through 2003 and is managing its business to achieve positive cash flow utilizing existing assets. During 2002 the Company continued to reduce ongoing operating expenses by renegotiating its lease commitments, reducing purchases of other services and making workforce reductions. It is management’s belief that the adjustments to spending that have been made, combined with receipts expected from customer contracts already in place and new customer contracts expected to be signed in 2003 and thereafter will provide the additional resources required to achieve positive cash flow. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

      Although we expect our existing cash, cash equivalent and investment balances together with our anticipated cash flows from operations to be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, higher than anticipated expenses or lower than anticipated receipts may result in lower cash, cash equivalents and investments balances than presently anticipated and we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations

      The following table summarizes the company’s contractual obligations and commercial commitments as of December 31, 2002 (in thousands):

	Payments Due By Period

		Less Than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$11,843	$—	$—	$11,843	$—
Hosting agreement	416	416	—	—	—
Operating leases(a)	2,090	1,448	422	220	—

Total contractual obligations	$14,349	$1,864	$422	$12,063	$—

(a)	Operating lease has not been offset by expected sublease income of approximately $1,231,000

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement 142 in January 2002. Application of the non-amortization provisions of Statement 142 did not result in a change to results of operations in 2002 as there was no goodwill amortized in fiscal 2001. The Company has tested goodwill generated by the NexPrise and InfoPrise acquisitions using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of NexPrise goodwill as of January 1, 2002 and did not have an impairment of the goodwill balance. The Company performed its required annual impairment test in September 2002 and again did not have an impairment of the goodwill balance. In the fourth quarter of 2002, our market capitalization decreased to a value at December 31, 2002 that was approximately $14 million less than our book value prior to any impairment charges. That decrease and a reduction in forecast revenues led us to conclude there were sufficient indicators to warrant an analysis of whether any portion of our $11.7 million of recorded goodwill balance was impaired in the fourth quarter of 2002. That analysis resulted in an impairment charge equal to the entire $11.7 million balance in the fourth quarter of 2002. The remaining identified intangible assets were also tested for impairment. No impairment was found, as the value of the undiscounted cash flows expected to be generated by these assets over their estimated lives exceeded their carrying value of $9.2 million at December 31, 2002. During 2003, we will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and portions of Accounting Principles Board Opinion 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Our adoption of SFAS 144 on January 1, 2002 did not have a material effect on our operating results or financial condition.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that the initial liability for costs associated with exit and disposal activities be measured at fair value and prohibits the recognition of a liability based solely on an entity’s commitment to a plan. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. The Company does not believe that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS 123. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, Accounting for Stock Based Compensation. Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company has adopted these disclosure requirements for the year ended December 31, 2002 and will apply them to its interim financial statements beginning in 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. NexPrise will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the first quarter of NexPrise’s fiscal year 2003. NexPrise is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial position and results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. NexPrise is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

Risk Factors

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. If any of the following risks were to occur, our business, financial condition or results or operations would likely suffer. In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating NexPrise and its business because such factors may have significant impact on NexPrise’s business, operating results and financial condition.

Investment Considerations

      An investment in our securities involves significant risks, including those described below. These risks relate to our ability to generate revenues and gain operating efficiencies, our history of losses, significant changes, our ability to hire and retain key personnel, our reliance on the hosted environment and technology provided by others, the possible delisting of our common stock, the need to respond to rapid technological change and legal claims against us.

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

We Have a Limited Operating History and an Evolving Technology and Service Offering, Which Makes it Difficult to Evaluate Our Future Prospects

      Our success is based on integrating and developing a viable technology and services offering and securing new customers. Our business model is not fully developed, not proven and depends upon our ability, among other things, to:

•	develop and market technology and services solutions that achieve broad market acceptance by our customers;

•	acquire and deploy a sufficient number of customers to achieve profitability;

•	extend our technology to support a large range of customers with a variety of needs;

•	acquire or license third party technologies that we require to deliver our technology and services;

•	overcome publicity related to our public announcements of restructurings, litigation and the shutdown of our former marketplaces;

•	overcome customer bias toward choosing larger, well capitalized vendors to provide their enterprises software solutions; and

•	acquire customers operating in industries where we have limited experience and provide them quality technology and services.

      We may not successfully address these risks. If we do successfully address these risks, additional risks related to factors that are outside our control may prevent us from realizing sufficient revenues or profit margins to reach or sustain profitability. For example, collaborative business process solutions may experience problems with users as a result of security and privacy concerns or general reticence about technology.

We May Not Achieve the Benefits We Expected from the Acquisitions of NexPrise and of InfoPrise and This May Have a Material Adverse Effect on the Combined Company’s Business, Financial Condition and Operating Results

      The combined company will need to overcome significant issues in order to realize expected benefits or synergies from the acquisitions of NexPrise and InfoPrise, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements May Cause our General and Administrative Expenses to Increase and Impact our Future Financial Position and Results of Operations

      In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq and proposed accounting changes by the Securities and Exchange Commission, we may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase beyond what we currently have planned. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

Security Risks and Concerns May Decrease the Demand for Our Services, and Security Breaches May Disrupt Our Services or Make Them Inaccessible to Our Customers.

      Our services include the storage and transmission of business-critical, proprietary information. If the security measures we or our third party data centers have implemented are breached, our customers could lose this information and we could be exposed to litigation and possible liability. Anyone who circumvents these security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. In addition, computer “hackers” could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures and those that our third-party data centers provide may be inadequate to prevent security breaches, and our business and reputation will suffer if these breaches occur.

We Are Dependent Upon Outsourcing Providers for Provision of the Hosted Environment for our Customers; Connection and Performance Issues Have Occurred and May Recur

      We rely on third-party providers for our data center services, principal Internet connections and data hosting. This hosted environment is critical to the provision of our software to many of our customers and if the environment does not work well, is cut-off or fails, our customers would be unable to use our solution. We have experienced and may continue to experience interruptions and delays in service and availability for such services. We have signed an agreement with a new vendor to provide the hosted environment, but there can be no assurance that the transition to a new provider will successfully occur to the full satisfaction of our customers. Furthermore, we rely on these third party providers to respond promptly to requests we make for changes to our hardware, networking and telecommunications configuration in order to deliver our products and services to our customers. Any failures, security breaches, interruptions, or delays experienced or caused by these third party providers could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

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

Our Operating Results Are Highly Dependent on License and Service Revenues from Our Software Suite and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

      Substantially all of our revenues to date have been derived from the sale of licenses and services associated with the ipTeamTM solution. Our future operating results will depend on continued demand for ipTeam and the recently introduced nProcess Platform. ipTeam was commercially launched in 1998. If our competitors release new products that are superior to ipTeam or nProcess Platform in performance or price, or if we fail to enhance ipTeam and nProcess Platform in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing as a result of these or other factors would significantly reduce the revenues we can expect in the future.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

      We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $29.4 million during the year ended December 31, 2002 and a net loss before extraordinary items of $79.3 million during the year ended December 31, 2001. As of December 31, 2002 we had an accumulated deficit of approximately $625 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

We Operate in a New, Highly Competitive Market and Our Inability to Compete Successfully Against New Entrants and Established Companies Could Adversely Affect Our Market Share

      Our target market is rapidly evolving and is highly competitive. It may be characterized by an increasing number of market entrants, as many companies may find a technological path around existing barriers to entry.

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

Our Financial Performance and Workforce Reductions May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

      In connection with the evolution of our business model and in order to reduce our cash expenses, we have enacted a number of changes in personnel. This includes changes to virtually all executive management, resignation of most of the original board of directors, significant workforce reductions and transfers of several employees. The significant changes in personnel may adversely affect morale and the Company’s ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

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

      Recent political events, including the prospect of U.S. military action in the Middle East and elsewhere, have put further pressure on economic conditions. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position

If We Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from Nasdaq, Which Could Eliminate the Trading Market for Our Common Stock

      If we fail to meet the criteria for continued listing on Nasdaq, our common stock may be delisted from Nasdaq. The Nasdaq National and SmallCap Markets have a number of criteria companies are required to meet in order to stay listed on Nasdaq. Those criteria include maintaining a minimum bid price of at least $1 per share and maintaining stockholder’s equity of at least $10 million for the Nasdaq National Market or $2.5 million for the Nasdaq SmallCap Market. If NexPrise is unable to maintain the $1 per share minimum bid price or if ongoing reported losses drive stockholder’s equity below the $2.5 million threshold, the Company may be delisted from Nasdaq. If the stock is delisted, it would significantly decrease the liquidity of an investment in NexPrise common stock. In addition, following delisting, the stock could be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

The Market Price Per Share of NexPrise Common Stock Following the Reverse Stock Split May Not Remain in Excess of the $1.00 Minimum Bid Price as Required by Nasdaq, as Downward Pressure May be Created by Such Split or Other Factors May Arise.

      We cannot predict whether the reverse stock split completed in 2002 will permanently increase the market price for our common stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that the market price per share of our common stock following the reverse stock split will remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of our stock by allowing additional downward pressure on the stock price as its relative value becomes greater following the reverse split. In other words, the stock, at its new, higher price, has farther to fall and therefore more room for investors to short or otherwise trade the value of the stock downward. Similarly, a delisting may negatively impact the value of the stock as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price. The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Our Business Involves a Lengthy and Unpredictable Sales Cycle

      The sales cycle for the target customers for the software and services we provide tends to be lengthy and our sales cycle may be somewhat longer than those of our more established competitors. The unpredictability of the length of our sales cycle could make it difficult to forecast revenue and plan expenditures. Additionally, any delays in deployment of our software related to our inexperience with a type of business or the size or complexity of the account would delay our ability to recognize revenue from that account. Such delays could adversely affect our financial results.

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

Our Products May Contain Defects That Could Harm Our Reputation, Be Costly to Correct, Delay Revenue and Expose Us to Litigation

      Despite testing by us, our partners and our customers, errors may be found in our products after commencement of commercial delivery. Errors have arisen in our software products from time to time, and they could arise again in the future. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in loss of or delay in market acceptance of our products and damage to our reputation and our ability to convince commercial users of the benefits of our products. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Since our products are used by customers for mission-critical applications, errors, defects or other performance problems could also result in financial or other damages to our customers, which could assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that such provisions may not be effective or enforceable under the laws of certain jurisdictions. In addition, our insurance policies may not adequately limit our exposure with respect to such claims. A product liability claim, even if unsuccessful, would be costly and time-consuming to defend and could harm our business.

We Anticipate Our Operating Results Will Fluctuate Significantly from Quarter-to-Quarter

      Important factors that could cause our quarterly results to fluctuate materially include:

•	the timing of obtaining new customers (length of sales cycle);

•	the timing of deploying services for new customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	costs related to the various third-party technologies we incorporate into our products;

•	utilization of third party data center services and technology infrastructure;

•	changes in our pricing policies or those of our competitors; and

•	the amount of credits that we may be required to issue to our current customers if we fail to deliver our services pursuant to contractual arrangements.

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

      As part of our normal operations, we purchase or license software products from third party commercial vendors. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our services until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenues. Some of the key components of our services are available only from sole or limited sources. Further, to the extent that the vendors from whom we purchase these products increase their prices, our gross margins could be negatively affected.

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

      We relied on our suppliers to comply with applicable local, state and federal laws regarding the labeling and the dissemination of information on any products sold that may be hazardous or present a health threat to the user. If these suppliers have failed, or we have failed to maintain the requisite records irrespective of the actions of the suppliers, or if either of us have failed to adequately comply with labeling and information dispensing requirements of local, state or federal laws, then we may be held legally responsible, since we held title to these products, and could be subject to governmental penalties or fines, as well as private lawsuits to enforce these laws. We have also relied upon our suppliers to obtain appropriate approvals for products regulated by the Food and Drug Administration (“FDA”) and to comply with the requirements relating to those approvals and products. The failure of suppliers to obtain or comply with those approvals, or the failure of the product advertising or labeling to be consistent with the FDA approval for the products, or other failures by the products themselves, or our failure to keep regulatory records required by the FDA, such as complaint files, could result in costly product recalls, significant fines and judgments, civil and criminal liabilities and negative publicity. In addition, we may discover that we inadvertently sold other regulated products without a requisite license or permit or failed to fully comply with other local, state or federal laws governing these sales.

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

Our Common Stock Price is Especially Volatile Which Could Result in Substantial Losses to Investors

      The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our common stock reached a high of $3,652.50 and traded as low as $8.85 during 2000, and had a high of $64.65 and low of $1.80 during 2001. Our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. On December 31, 2002 the last reported sales price on Nasdaq was $1.38.

Item 7A.     Qualitative and Quantitative Disclosure about Market Risk

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

Interest Rate Sensitivity

      We are also exposed to interest rate risk related to our investment portfolios. We have performed a sensitivity analysis as of December 31, 2002, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at December 31, 2002. The sensitivity analysis at December 31, 2002 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

      Our convertible and promissory notes are not exposed to interest rate risk as our interest rate is fixed at 6%.

Foreign Currency Risk

      Our sales to-date have primarily been made to U.S. customers and, as a result, we have not had any exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If our sales outside of the U.S. increase and are made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets.

Item 8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth in Item 15 below.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Portions of the information required in Part III of this report are incorporated by reference from the definitive Proxy Statement for the Company’s 2003 annual meeting, which the Company expects to file with the SEC within 120 days following the end of the fiscal year ended December 31, 2002.

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item with respect to the Company’s executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

      The information required by this Item regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Proposal No. 1 — Election of Directors” of the Company’s Proxy Statement.

      The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement.

Item 11.     Executive Compensation

      The information required by this Item is incorporated herein by reference from the information provided under the heading “Compensation of Executive Officers” of the Company’s Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated herein by reference from the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Company’s Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference from the information provided under the heading “Certain Relationships and Related Transactions” of the Company’s Proxy Statement.

Item 14.     Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that we are able to gather, analyze and disclose on a timely basis all information that is required to be disclosed in our Exchange Act reports.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. The following financial statements of NexPrise are filed as part of this annual report on Form 10-K:

           Independent Auditors Report

           Consolidated Balance Sheets at December 31, 2002 and 2001
           Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
           Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000
           Consolidated Statements of Cash Flows for the years ended December 31,
2002, 2001 and 2000
           Notes to Consolidated Financial Statements

      (a)(2) Financial Data Schedule. The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 59.

      (a)(3) Exhibits. See the Exhibit Index on page 63 hereof. The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K

None.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

NexPrise, Inc.

      We have audited the accompanying consolidated balance sheets of NexPrise, Inc. (formerly “Ventro Corporation”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NexPrise, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 to the consolidated financial statements, in 2002, NexPrise changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

SAN JOSE, CALIFORNIA

FEBRUARY 10, 2003

NEXPRISE, INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(Dollars in thousands, except
	per share value)
ASSETS
Current assets:
Cash and cash equivalents	$3,225	$13,565
Short-term investments	7,050	8,150
Accounts receivable — net of reserves of $102 and $182 respectively	560	760
Prepaid expenses	671	549
Other current assets	841	857
Current assets relating to discontinued operations	—	290

Total current assets	12,347	24,171
Restricted cash	—	520
Property and equipment, net	339	2,675
Equity investments	—	3,033
Goodwill	—	11,652
Intangible assets, net	9,150	8,829
Other long-term assets, net	1,168	1,745

Total assets	$23,004	$52,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160	$665
Accrued compensation	646	960
Accrued expenses	2,374	5,400
Deferred revenue	711	525
Other current liabilities	—	114
Accrued liabilities relating to discontinued operations	336	715

Total current liabilities	4,227	8,379
Notes payable	11,843	8,803
Commitments and contingencies (Notes 11 and 18)
Stockholders’ equity:
Preferred stock, no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock, $0002 par value; 175,000 shares authorized; 3,230 and 3,087 shares issued and outstanding	10	10
Additional paid-in capital	631,764	631,082
Deferred compensation	(416)	(592)
Accumulated deficit	(624,576)	(595,130)
Accumulated other comprehensive income	152	73

Total stockholders’ equity	6,934	35,443

Total liabilities and stockholders’ equity	$23,004	$52,625

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,

	2002	2001	2000

	(Dollars in thousands, except per share value)
Net revenues	$2,802	$1,042	$—
Cost of revenues	2,393	797	—

Gross profit	409	245	—
Operating expenses:
Research and development	5,295	24,580	35,227
In process research and development	399	2,300	—
Sales and marketing	5,469	11,050	24,501
General and administrative	5,087	14,067	6,689
Settlements, restructurings and other charges	—	16,543	4,891
Impairment of goodwill	11,652	—	—

Total operating expenses	27,902	68,540	71,308

Operating loss	(27,493)	(68,295)	(71,308)
Interest expense	(749)	(5,646)	(12,813)
Interest income and other, net	216	4,426	14,242
Gain on sale of investment	—	—	29,240
Gain (loss) on investment in strategic partners	1,800	—	(22,268)
Write-down of investment	(187)	(1,201)	(10,000)
Equity loss(1)	(3,033)	(8,614)	(20,629)

Loss from continuing operations	(29,446)	(79,330)	(93,536)
Discontinued operations:
Loss from discontinued operations, net of income tax	—	—	(186,466)
Loss on disposal, net of income taxes	—	—	(338,095)

Loss from discontinued operations	—	—	(524,561)

Loss before extraordinary item	(29,446)	(79,330)	(618,097)
Extraordinary item: gain from retirement of bonds, net	—	159,762	—

Net income (loss)	$(29,446)	$80,432	$(618,097)

Basic and diluted loss per share from continuing operations	$(9.21)	$(25.75)	$(32.40)
Basic and diluted loss per share from discontinued operations	—	—	(181.73)
Basic and diluted gain per share from extraordinary item	—	51.86	—

Basic and diluted net income (loss) per share	$(9.21)	$26.11	$(214.13)

Weighted average common shares outstanding used in computing-basic and diluted net income (loss) per share	3,196	3,081	2,887

(1)	Includes $8,306 in amortization of goodwill related to the equity interest in marketplace companies in 2000.

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

							Accumulated
	Common Stock		Additional		Shareholders		Other
			Paid in	Deferred	Notes	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Receivable	Deficit	Income/(Loss)	Total

	(In thousands)
Balance as of December 31, 1999	2,184	$7	$189,842	$(6,380)	$(985)	$(57,465)	$—	$125,019
Issuance of common stock relating to acquisitions	825	2	437,336	—	—	—	—	437,338
Exercise of stock options, net of repurchases	46	—	5,730	—	—	—	—	5,730
Payments on notes receivable	—	—	—	—	985	—	—	985
Exercise of warrants	9	—	375	—	—	—	—	375
Amortization of deferred compensation	—	—	—	2,186	—	—	—	2,186
Deferred stock based compensation for cancelled options	—	—	(3,143)	3,143	—	—	—	—
Unrealized gains/losses (comprehensive income)	—	—	—	—	—	—	(711)	(711)
Foreign exchange translation	—	—	—	—	—	—	102	102
Net loss	—	—	—	—		(618,097)	—	(618,097)

Total comprehensive loss	—	—	—	—	—	—	—	(618,706)

Balance as of December 31, 2000	3,064	9	630,140	(1,051)	—	(675,562)	(609)	(47,073)
Issuance of common stock relating to acquisition	13	—	100	—	—	—	—	100
Stock options assumed on acquisition	—	—	1,874	(687)	—	—	—	1,187
Exercises of stock options, net of repurchases	32	1	52	—	—	—	—	53
Amortization of deferred compensation	—	—	—	273	—	—	—	273
Deferred stock based compensation for cancelled options	—	—	(873)	873	—	—	—	—
NexPrise stock repurchase	(22)	—	(211)	—	—	—	—	(211)
Unrealized gains/losses (comprehensive income)	—	—	—	—	—	—	711	711
Foreign exchange translation	—	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	—	80,432	—	80,432

Total comprehensive loss	—	—	—	—	—	—	—	81,114

Balance as of December 31, 2001	3,087	10	631,082	(592)	—	(595,130)	73	35,443
Issuance of common stock relating to acquisition	140	—	663	(184)	—	—	—	479
Stock options assumed on acquisition	—	—	132	(132)	—	—	—	—
Issuance of stock upon exercise of options	6	—	15	—	—	—	—	15
Issuance of stock under employee stock plan	4	—	13	—	—	—	—	13
Compensation expense related to acceleration of vesting	—	—	28	—	—	—	—	28
Amortization of deferred compensation	—	—	—	349	—	—	—	349
Deferred stock based compensation for cancelled options	—	—	(143)	143	—	—	—	—
Repurchase of Company common stock	(7)	—	(26)	—	—	—	—	(26)
Foreign exchange translation	—	—	—	—	—	—	79	79
Net income(loss)	—	—	—	—	—	(29,446)	—	(29,446)

Total comprehensive loss	—	—	—	—	—	—	—	(29,367)

Balance as of December 31, 2002	3,230	$10	$631,764	$(416)	$—	$(624,576)	$152	$6,934

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	2002	2001	2000

	(In thousands)
Operating Activities
Net loss from continuing operations	$(29,446)	$(79,330)	$(93,536)
Net loss from discontinued operations	—	—	(524,561)
Extraordinary item	—	159,762	—
Adjustments to reconcile net loss to net cash used in operating activities:
• Depreciation	1,706	6,365	9,727
• Write-off of goodwill	11,652	—	120,299
• Amortization of other intangibles	2,311	3,848	—
• Amortization of deferred stock-based compensation	349	273	2,186
• Restructuring and settlement charges	—	3,906	4,596
• Equity losses & write down of investments	3,220	9,815	52,897
• Gain on sale of investments	(1,820)	—	—
• Write down of intangible assets	—	—	326,653
• Gain on investment	—	—	(29,240)
• Gain from retirement of convertible notes	—	(159,762)	—
• Non-cash charges related to stock-option grants	29	—	—
Changes in operating assets and liabilities:
• Accounts receivable	200	(352)	—
• Due from marketplace companies	—	(54)	(4,269)
• Other current assets	427	2,405	(6,353)
• Other long term assets	(224)	100	(15,130)
• Discontinued assets and liabilities	183	(9,797)	(7,916)
• Accounts payable	(582)	(2,266)	2,931
• Accrued compensation	(344)	(2,685)	3,699
• Accrued expenses	(2,245)	(9,913)	14,123
• Deferred revenue and customer advance	186	143	5,000
• Other Liabilities	(379)	—	(125)

Net cash used in operating activities	(14,757)	(77,542)	(139,019)

Investing Activities
Purchase of property and equipment	—	(1,672)	(26,341)
Purchases of short-term investments	(24,601)	(291,767)	(1,532,759)
Sale and maturities of short-term investments	27,502	378,575	1,547,561
(Increase)/ decrease in restricted cash	520	5,167	(5,687)
Investments in marketplace companies	—	(6,000)	(29,800)
Cash acquired on purchase of InfoPrise	1,029	—	—
Purchase of NexPrise, net of cash	—	(23,074)	—
Purchases of Promedix and SpecialtyMD, net of cash	—	—	7,228

Net cash provided by (used in) investing activities	4,450	61,229	(39,798)

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended

	2002		2001		2000

	(In thousands)
Financing Activities
Principal payments on capital lease obligations		(114)		(380)		(369)
Net proceeds from issuance (payments for repurchase) of convertible subordinated notes		—		(60,931)		242,500
Issuance of warrants		—		—		375
Net proceeds from issuance (repurchase) of ESPP, stock options and common stock		2		(159)		4,740
Receipt of stockholders’ notes receivable		—		—		985

Net cash provided in financing activities		(112)		(61,470)		248,231

Foreign currency translation		79		—		—
Net increase/(decrease) in cash and cash equivalents		(10,340)		(77,783)		69,414
Cash and cash equivalents at beginning of period		13,565		91,348		21,934

Cash and cash equivalents at end of period		$3,225		$13,565		$91,348

Supplemental disclosure of noncash activities:
Issuance of shares in connection with the acquisition of InfoPrise		$794		$—		$—
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of InfoPrise		$(316)		$—		$—
Issuance of convertible notes relating to InfoPrise acquisition		$3,040		$—		$—
Note received upon sale of marketplace interest	$			$11,000		$—
Note transferred upon retirement of convertible debt	$			$(11,000)		$—
Forfeiture of Marketmile shares upon settlement	$			$(1,442)	$
Issuance of warrants	$			$—		$246
Issuance of shares in connection with acquisitions	$			$1,974		$418,480
Issuance of shares in connection with the investment in Amphire	$			$—		$19,100
Unrealized accounting loss on available-for-sale securities	$			$711		$(711)
Discontinued deferred compensation	$		$			$3,143
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of NexPrise	$			$(688)		$—
Supplemental disclosures of cash flow information
Cash paid for interest		$528		$7,641		$7,500

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

1.     Description of Business

      NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a seller of business process applications and provides solutions and services that enable discrete manufacturing companies to address their specific business challenges. These solutions complement and expand on currently installed enterprise systems and allow for the continuous process improvements required to meet customers’ changing business demands.

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

      On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes due in 2007 with a face value of $3,040,000 and convertible into the Company’s common stock at a per share conversion price of $18.75. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of December 31, 2002 1,820 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise.

      Management believes that its restructuring activities, including the elimination of various leases, have reduced its ongoing operating expenses such that the Company will have sufficient working capital to support planned activities through 2003 and beyond. As of December 31, 2002, the Company had working capital of approximately $8.1 million and stockholders’ equity of approximately $6.9 million. During the year ended December 31, 2002, the Company used cash and cash equivalents in operating activities of approximately $14.8 million. During the fourth quarter of 2002, the Company used cash and cash equivalents in operating activities of approximately $1.0 million. Management is committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

2.     Summary of Significant Accounting Policies

Consolidation
      Companies that NexPrise directly or indirectly control are accounted for under the consolidation method of accounting. Under this method, a company’s accounts are reflected within its Consolidated Financial Statements. All significant inter-company accounts and transactions are eliminated.

      Entities where NexPrise can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not NexPrise exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with NexPrise holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, NexPrise’s share of the earnings or losses of these companies is not included in its Consolidated Statements of Operations. The Company periodically evaluates the carrying value of its investments for impairment.

      The fair value of the remaining long-term investment is dependent on the performance of the entity in which the Company has invested, as well as volatility inherent in the external markets for this investment. In assessing potential impairment for this investment the Company will consider these factors as well as forecasted financial performance of its investee. If these forecasts are not met the Company may have to record additional impairment charges not previously recognized.

Revenue Recognition
      Revenue is made up primarily of subscriptions of bundled license, post contract support (“PCS”) and, in most cases, includes hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. Revenue for training or consulting services is recognized based on achievement of billable milestones as written in the contract or upon contract completion and currently makes up less than 10% of overall revenue. Our revenue recognition policy is in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended, and Staff Accounting Bulletin 101. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. The Company anticipates revenue in the coming quarters will include the sale of paid-up perpetual licenses. These license fees will be recognized when earned, subject to the same criteria as discussed above.

Billings for Marketplace Customers
      The Company bills marketplace customers in accordance with the terms of the individual customer contracts. Offsets to gross expenses are recorded when the Company provides technology and services that include hosting and consulting in accordance with the agreement, the price of the services is fixed or determinable, all contracted services are delivered, significant contractual milestones are achieved, contractual contingencies are eliminated, customer acceptance criteria are met, and payment is reasonably assured. Amounts billed and cash received in excess of costs offset have been included as a customer advance.

Long Lived Assets
      The Company reviews property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Effective January 1, 2002, in conjunction with the implementation of SFAS No. 142, goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142. This impairment analysis will be performed at least annually. Also effective January 1, 2002, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See “Recent Accounting Pronouncements” below for a discussion of the expected effect of NexPrise’s adoption of SFAS No. 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Short-term Investments
      The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income.

Capitalized Product Development
      The Company capitalizes product development costs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, and EITF 00-2, Accounting for Web Site Development Costs, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We determine technological feasibility to be established upon the internal release of the product for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized based on the estimated economic life of the product.

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

      There were no internally developed software costs capitalized at December 31, 2002 and 2001.

In-Process Research and Development
      The Company expenses any acquired in-process research and development in the year of acquisition. The in-process research and development expensed in 2002 was acquired as a result of the InfoPrise acquisition in February 2002. The in-process research and development expensed in 2001 was acquired as a result of the NexPrise acquisition in August 2001. The Company determined the amounts of in-process research and development through independent valuations in connection with the allocation of purchase price.

Property and Equipment
      NexPrise records property and equipment at cost and calculates depreciation using the straight-line method over estimated useful lives of three to five years. Property under capital leases is depreciated over the lesser of the useful lives of the assets or lease term.

Stock-Based Compensation
      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after Dec. 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after Dec. 15, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option Value Information(a)	2002	2001	2000

Fair value per option(b)	$2.36	$9.86	$506.62
Valuation assumptions Expected option term (years)	3	4	4
Expected volatility	1.42%	1.90%	3.5%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.92%	3.84%	6.0%

(a)	Weighted averages of option grants during each period

(b)	Estimated using Black-Scholes option pricing model

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s 2002, 2001 and 2000 GAAP and pro forma information follows (in thousands, except for earnings per share data):

	2002	2001	2000

GAAP net income (loss)	$(29,446)	$80,432	$(618,097)
GAAP basic earnings per share	$(9.21)	$26.11	$(214.13)
GAAP diluted earnings per share	$(9.21)	$26.11	$(214.13)
Pro forma net income (loss)	$(29,678)	$79,436	$(681,070)
Pro forma basic earnings per share	$(9.29)	$25.79	$(235.95)
Pro forma diluted earnings per share	$(9.29)	$25.79	$(235.95)

Advertising Costs
      Advertising costs are charged to expense when incurred. Advertising expense was $0, $0 and $2.7 million for the years ended December 31, 2002, 2001 and 2000.

Accumulated Other Comprehensive Income
      SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income (loss) and “Other Comprehensive Income” in a full set of general purpose financial statements. “Other Comprehensive Income” refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity.

Net Loss Per Share
      Net loss per share is presented in accordance with the requirements of SFAS No. 128, Earnings Per Share, which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS.

      Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. If NexPrise had reported income from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing operations instead of losses, diluted earnings per share would have included the shares used in the computation of basic net gain (loss) per share as well as an additional 29,000, 107,000, and 302,000 common share equivalents related to the outstanding options and warrants (determined using the treasury stock method) for the periods ended December 31, 2002, 2001, and 2000. These options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net gain (loss) per share as the impact would have been antidilutive on the loss per share from continuing operations for the periods presented and, in accordance with FAS 128, the same number of shares is used to calculate diluted per share amounts from continuing operations, discontinued operations, extraordinary items and net gain (loss), regardless of whether the line items other than continuing operations display income or loss.

      The following table presents the calculation of basic and diluted loss per share from continuing and discontinued operations and net loss per common share as of December 31 (in thousands, except per share data):

	2002	2001	2000

Loss from continuing operations	$(29,446)	$(79,330)	$(93,536)
Loss from discontinued operations	—	—	(524,561)
Extraordinary item	—	159,762	—

Net income (loss)	$(29,446)	$80,432	$(618,097)

Basic and diluted:
Weighted-average shares of common stock outstanding	3,213	3,082	2,941
Less: weighted-average common shares subject to repurchase	(17)	(1)	(54)

Weighted-average shares used in computing basic and diluted net loss per common share	$3,196	$3,081	$2,887

Basic and diluted loss per share from continuing operations	$(9.21)	$(25.75)	$(32.40)
Basic and diluted loss per share from discontinued operations	—	—	(181.73)
Basic and diluted gain per share from extraordinary item	—	51.86	—

Basic and diluted net gain (loss) per common share	$(9.21)	$26.11	$(214.13)

Legal
      The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity, results of operations or properties. In reviewing these claims and litigation, management assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. The Company had no accruals for legal contingencies at December 31, 2002. If a change in circumstances resulted in a materially adverse outcome or judgment against NexPrise, NexPrise could be required to expend cash intended to fund operations in defense of the Company and might then have an insufficient amount of cash to meet other obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes
      NexPrise accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under the asset and liability method, a current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. The Company has provided a full valuation allowance as of December 31, 2002. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for a valuation allowance quarterly.

Recent Accounting Pronouncements
      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement 142 in January 2002. Application of the non-amortization provisions of Statement 142 did not result in a change to results of operations in 2002 as there was no goodwill amortized in fiscal 2001. The Company has tested goodwill generated by the NexPrise and InfoPrise acquisitions using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of NexPrise goodwill as of January 1, 2002 and did not have an impairment of the goodwill balance. The Company performed its required annual impairment test in September 2002 and again did not have an impairment of the goodwill balance. In the fourth quarter of 2002 our market capitalization decreased to a value at December 31, 2002 that was approximately $14 million less than our book value prior to any impairment charges. That decrease and a reduction in forecast revenues led us to conclude there were sufficient indicators to warrant an analysis of whether any portion of our $11.7 million of recorded goodwill balance was impaired in the fourth quarter of 2002. That analysis resulted in an impairment charge equal to the entire $11.7 million balance in the fourth quarter of 2002. The remaining identified intangible assets were also tested for impairment. No impairment was found, as the value of the undiscounted cash flows expected to be generated by these assets over their estimated lives exceeded their carrying value of $9.2 million at December 31, 2002. During 2003, we will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

      In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and portions of Accounting Principles Board Opinion 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Our adoption of SFAS 144 on January 1, 2002 did not have a material effect on our operating results or financial condition.

      In July 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that the initial liability for costs associated with exit and disposal activities be measured at fair value and prohibits the recognition of a liability based solely on an entity’s commitment to a plan. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. The Company does not believe that the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. NexPrise will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the first quarter of NexPrise’s fiscal year 2003. NexPrise is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial position and results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. NexPrise is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

3.     Goodwill and Purchased Intangibles

      SFAS 142, Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment. The Company performed the required transitional impairment test of the goodwill acquired as part of its acquisition of NexPrise as of January 1, 2002 and, with the assistance of third party valuation experts, performed the annual impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

test as of September 30, 2002. In each case, the tests did not identify an impairment of the goodwill balance. In the fourth quarter of 2002 our market capitalization decreased to a value at December 31, 2002 that was approximately $14 million less than our book value prior to any impairment charges. That decrease and a reduction in forecast revenues led us to conclude there were sufficient indicators to warrant an evaluation of whether any portion of our $11.7 million of recorded goodwill was impaired in the fourth quarter of 2002. That analysis resulted in an impairment charge equal to the entire $11.7 million balance in the fourth quarter of 2002. The remaining identified intangible assets were also tested for impairment. No impairment was found, as the value of the undiscounted cash flows expected to be generated by these assets over their estimated lives exceeded their carrying value of $9.2 million at December 31, 2002. During 2003, we will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

      Goodwill and intangible assets with indefinite lives are shown as goodwill on the face of the balance sheet. The changes in the net carrying amount of goodwill for 2002 and 2001 are as follows:

	Years Ended
	December 31,

	2002	2001

Beginning balance	$11,652	$—
Goodwill acquired during year	—	11,652
Impairment charge	(11,652)	—

Ending balance	$—	$11,652

      Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and are reviewed for impairment in accordance with SFAS 144 when impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	December 31, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance

NexPrise purchased technology	$7,600	$(1,431)	$6,169	$7,600	$(548)	$7,052
NexPrise in-process R&D	2,300	(2,300)	—	2,300	(2,300)	—
NexPrise trade name	1,700	(1,204)	496	1,700	(354)	1,346
NexPrise non-compete agreement	500	(236)	264	500	(69)	431

Total NexPrise intangibles	12,100	(5,171)	6,929	12,100	(3,271)	8,829
InfoPrise purchased technology	2,234	(13)	2,221	—	—	—
InfoPrise in-process R&D	399	(399)	—	—	—	—

Total InfoPrise intangibles	2,633	(412)	2,221	—	—	—

Total intangible assets	$14,733	$(5,583)	$9,150	$12,100	$(3,271)	$8,829

      NexPrise will continue to amortize the intangible asset balance of approximately $9.2 million over the remaining useful lives of the intangible assets. NexPrise purchased technology is amortized based on forecast revenue over 5 years. InfoPrise purchased technology is amortized based on forecast revenue over 3 years. The NexPrise trade name and non-compete intangible assets are amortized using a straight line method over 2 and 3 year periods, respectively. The amortization of purchased intangible assets was $2.3 million in 2002, including $399,000 of in-process research and development. Estimated amortization expense for the years ended December 31, 2003 and 2004 are $2.6 million and $2.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expenses for the amortization and write-down of goodwill and other intangible assets was $13.9 million, $3.3 million and $0 million for the years ended December 31, 2002, 2001 and 2000 respectively.

4.     Business Combinations

      On February 4, 2002 we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes due in 2007 with a face value of $3,040,000 that are convertible into the Company’s common stock at a per share conversion price of $18.75. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of December 31, 2002, 1,820 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. An independent valuation study was commissioned to value the intangible assets associated with the InfoPrise purchase and facilitate the purchase accounting.

      The following table summarizes the forms of consideration and their fair values (in thousands):

Convertible promissory note	$3,040
Restricted stock (92,565 shares)	361
Employee stock options assumed	117
Liabilities assumed and transaction costs	125

Total purchase consideration	$3,643

      A summary of the InfoPrise purchase transaction is shown below (in thousands):

Tangible assets	$1,010
Developed technology (3 yrs estimated life)	2,234
In process research and development	399

$3,643

      The Company announced on July 16, 2001 that it had signed a definitive agreement to purchase privately held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. The transaction was completed on August 8, 2001, and the operating results of NexPrise are reflected in the Company’s statement of operations from that date forward. The purchase of NexPrise was undertaken to accelerate our product development cycle and enable the Company to offer a comprehensive, proven collaborative commerce solution with the depth and breadth of capabilities required to address the critical e-business needs of customers in the aerospace, automotive, and process industries. The price paid for NexPrise resulted in goodwill of $11.7 million. Key elements of the purchase that are not valued separately in purchase accounting, such as the members of the NexPrise management team and workforce that joined the Company upon completion of the acquisition and NexPrise’s blue-chip customers in this large and growing market, contribute to the generation of goodwill. An escrow fund of $1.5 million was established to absorb significant liabilities discovered in the 12 months following the acquisition. No significant liabilities were discovered and the escrow account has been settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the form of consideration and fair values (in thousands):

Cash	$10,092
Stock (13,333 shares)	100
Employee stock options assumed	1,874
Liabilities assumed and transaction costs	13,602

Total purchase consideration	$25,668

		Expected
		Useful Life
		(Years)

Tangible assets	$1,229	3
Purchased technology	7,600	5
In-process research and development	2,300	—
Trade name	1,700	2
Deferred compensation	687	as vested
Non-compete agreement	500	3
Goodwill	11,652	—

	$25,668

      The following unaudited pro forma information shows the results of operations of the Company for the 12 months ended December 31, 2002 and 2001 as if the business combinations with NexPrise and InfoPrise had occurred at the beginning of each period. In process research and development charges of $399,000 are included for the 12 months ended December 31, 2002. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

	Twelve Months Ended
	December 31,

	2002	2001

Revenue	$2,802	$2,775
Loss before extraordinary items	(29,546)	(94,232)
Net income (loss)	(29,546)	65,530
Basic and diluted net loss per share before extraordinary item	(9.24)	(30.58)
Basic and diluted net income (loss) per share:	(9.24)	21.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Financial Instruments

      The following is a summary of available for sale securities (in thousands):

	December 31, 2002	December 31, 2001

	Amortized Cost and	Amortized Cost and
	Estimated Fair Value	Estimated Fair Value

Money Market Funds	$3,019	$11,310
Municipal bonds/ notes	7,050	8,150

Total short-term investments	$10,069	$19,460

Report as:
Cash equivalents	$3,019	$11,310
Short-term investments	7,050	8,150

	$10,069	$19,460

All available-for-sale securities as of December 31, 2002 and 2001 have a contractual maturity of one year or less.

6.     Property and Equipment

      Property and equipment consisted of the following as of December 31, (in thousands):

	2002	2001

Computer equipment	$1,611	$4,167
Furniture and equipment	641	635
Purchased software	1,045	1,969
Leased equipment and software	1,132	1,145
Leasehold improvements	54	116

	4,483	8,032
Less accumulated depreciation and amortization	(4,144)	(5,357)

	$339	$2,675

7.     Investments

      In January, 2000, the Company, DuPont, IBM and @ Ventures, the venture capital division of CMGI, Inc., announced the formation of Industria, a business-to-business e-commerce company in the worldwide fluid processing market. For a cash investment of $5.0 million, as well as the contribution of technology, we received an ownership interest in Industria of approximately 49%. The investment was accounted for using the equity method. As of December 31, 2000, the equity investment in Industria had been reduced to $0. During 2001, Industria ceased operations and we acquired certain Industria assets and hired certain former Industria employees. The Company also entered into a mutual and general release in which the Company and Industria terminated their technology and service agreement.

      In April, 2000, the Company and Entangible.com announced the formation of Amphire, a business-to-business e-commerce company in the food service market. The Company acquired a minority interest in Amphire for cash and equity totaling $35 million, which was written off in 2000. In January, 2001, the Company contributed $2.0 million to Amphire’s Series B Preferred Stock Financing. In connection with the financing, the Company terminated its technology and service agreements with Amphire. In August 2002, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company sold all of its interest in Amphire for cash and recognized a gain of $1.8 million. The investment was accounted for using the equity method.

      In August, 2000, the Company and American Express Company announced the formation of MarketMile, a new business-to-business e-commerce company in the business products and services market. We made cash investments of $13.0 million, $4.0 of which was made in January, 2001, and account for the investment using the equity method. In April 2001, MarketMile decided not to use our technology and asserted that we had breached our contract with MarketMile, a claim which the Company disputes. The parties reached a settlement in October 2001 whereby we reduced our equity investment in MarketMile to 20% and the bulk of the receivables due from MarketMile were written off. Correspondingly, MarketMile released all claims on a $5 million customer advance. The net effect of the settlement was a gain reported in the fourth quarter 2001 of less than $1 million. In 2002 MarketMile changed its name to Ketera Technologies.

      At March 31, 2001, we had approximately a 19% interest in Broadlane, a business-to-business e-commerce company in the healthcare industry that we formed with Tenet Healthcare in January 2000. The investment was accounted for using the cost method. In April, 2001, the Company and Broadlane settled several disputes between the two companies and severed relationships with each other. Under the terms of the agreement, Broadlane repurchased all of its shares owned by the Company and the parties resolved all disputes relating to amounts owed to the Company for an aggregate payment of $11 million. The payment was made in the form of a two year interest-bearing note from Broadlane, which was guaranteed by Tenet Healthcare Corporation. (See Note 12)

      The following table outlines the Company’s equity investment activity with its marketplace companies for the years ended December 31, 2000, 2001 and 2002 ($ in thousands):

		Equity		Write		Percentage
	Initial	Loss of	Amortization	down of	Carrying	Ownership at
	Investment	Investee	of Goodwill	Goodwill	Value	December 31,
Activity in 2000	($)	($)	($)	($)	($)	2000

Industria	5,000	5,000	—	—	—	49.7%
Amphire	35,000	4,426	8,306	22,268	—	37.0%
MarketMile	9,000	2,897	—	—	6,103	34.2%

	Carrying				Carrying
	Value at		Equity		Value at	Percentage
	December 31,	Additional	Loss of		December 31,	Ownership at
	2000	Investment	Investee	Settlement	2001	December 31,
Activity in 2001	($)	($)	($)	($)	($)	2001

Industria	—	—	—	—	—	0%
Amphire	—	2,000	1,588	—	412	34%
MarketMile	6,103	4,000	7,026	456	2,621	23%

	Carrying				Carrying
	Value at		Equity		Value at	Percentage
	December 31,	Additional	Loss of		December 31,	Ownership at
	2001	Investment	Investee	Settlement	2002	December 31,
Activity in 2002	($)	($)	($)	($)	($)	2002

Amphire	412		412	—	0	0%
Ketera (fka MarketMile)	2,621		2,621	0	0	20%

      In the year ended December 31, 2001 the Company billed the affiliated marketplace companies approximately $3.7 million, net of reserves. The billings were for charges incurred on behalf of the marketplace companies, services the Company provided and facility rent that we passed on and occurred primarily in the first quarter of the year. These amounts were included in settlements with the marketplace companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Other Long-term Assets

      Other long-term assets were comprised of the following as of December 31, (in thousands):

	2002	2001

Deposits and other	$323	$746
Deferred debt offering costs, net of accumulated amortization of $461 and $415 in 2002 and 2001, respectively	154	200
Employee notes receivable and interest	78	—
Long term investments	613	799

Total other long — term assets	$1,168	$1,745

      During the second quarter of fiscal 2002 the Company entered into loan agreements totaling $75,000 with an executive and another member of the management team. The loans are full recourse, accrue interest at 6% per annum, are due the earlier of, (a) April 2005, (b) one year from the effective date of the termination of employment with the Company or (c) the sale of note collateral, and are included in the other long term assets above.

9.     Accrued Expenses

      Accrued expenses were comprised of the following as of December 31, (in thousands):

	2002	2001

Accrued marketing expenses	$16	$237
Accrued consulting expenses	93	174
Accrued interest payable	296	132
Accrued professional fees	253	759
Accrued acquisition costs	154	1,121
Accrued restructuring costs	505	2,033
Other accrued liabilities	1,057	944

	$2,374	$5,400

10.     Settlements and Restructurings

      During the year ended December 31, 2001, the Company took many actions to improve efficiencies and reduce operating costs. The specific actions outlined below include employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss from continuing operations.

      On April 26, 2001, the Company announced a restructuring plan in connection with its efforts to improve efficiencies and cut operating costs. The restructuring included a workforce reduction, consolidation of excess facilities, write-offs and accruals with respect to certain assets and commitments, as well as termination of services for the Broadlane, MarketMile and Industria marketplaces. As a result, the Company recorded a net charge of $14.7 million during the three months ended June 30, 2001 which included: a) a workforce reduction charge of $3.6 million primarily related to the cost of severance and related benefits for the termination of approximately 170 employees, b) $7.5 million of estimated remaining lease payments and the cost recoveries anticipated from subleases related to excess leased facilities and equipment and c) a write-off of the difference between the net book value of the assets and the anticipated salvage value of computer and networking equipment and related software of $9.5 million. These charges were partially offset by a gain of $6 million for settlements and write-downs associated with the marketplace companies: Broadlane, Industria

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and MarketMile. The gain primarily consisted of receipt of an $11 million two year interest-bearing promissory note from Broadlane (guaranteed by Tenet Healthcare Corporation) and cash and certain assets from Industria, offset by accruals and write-downs of receivables from the marketplace companies.

      In the three months ended September 30, 2001 the Company recorded $5.3 million of restructuring charges. These charges consisted of approximately $1.4 million of severance and other related costs associated with the employees terminated in connection with the acquisition of NexPrise and $3.9 million of expense accrued for changes in anticipated reduced cost recoveries related to disposal of excess facilities and equipment.

      In the three months ended December 31, 2001 the Company recorded a $3.4 million gain from restructuring and settlement. The gain was driven by better than expected settlements related to the termination of excess facilities and equipment leases and the settlement with MarketMile and were partially offset by charges related to additional employee terminations and excess equipment.

      The following table summarizes the restructuring and settlement activity in 2001 (in thousands):

		Estimated
		Excess Lease		Marketplace
	Workforce	and Lease	Write-off	Companies
	Reductions	Settlement	of assets	Settlements	Total

April 26, 2001 Restructuring	$3,649	$7,476	$9,539	$(6,014)	$14,650
Third Quarter 2001	1,399	3,900	—	—	5,299
Fourth Quarter 2001	368	(4,174)	2,014	(1,614)	(3,406)

	$5,416	$7,202	$11,553	$(7,628)	$16,543

      In the three months ended June 30, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of a $989,000 reduction of a charge initially accrued in December 2001 for estimated contractual liabilities for which actual expenses have been less than originally estimated. This was partially offset by a $652,000 increase of an equipment write-off initially estimated in December 2001, a $200,000 charge for the settlement of a stockholder lawsuit and $137,000 of charges for employee terminations.

      In the three months ended September 30, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of restructuring charges of approximately $242,000 related to a reduction in force undertaken in September 2002, a $182,000 reduction of a charge initially accrued in December 2001 for estimated contractual liabilities for which actual expenses have been less than originally estimated and the realization of additional cash proceeds of approximately $60,000 from the liquidation of excess equipment originally written off in the restructuring events of 2001.

      In the three months ended December 31, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of settlement charges of approximately $244,000 related to the termination of a facility lease, a $228,000 reduction of a charge initially accrued in December 2001 for estimated contractual liabilities for which actual expenses have been less than originally estimated and the realization of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional cash proceeds of approximately $16,000 from the liquidation of excess equipment originally written off in the restructuring events of 2001.

		Estimated
		Excess Lease
	Workforce	and Lease	Write-off of
	Reductions	Settlement	Assets	Settlements	Total

Second Quarter 2002	$137	$(989)	$652	$200	$—
Third Quarter 2002	242	(182)	(60)	—
Fourth Quarter 2002		(228)	(16)	244	—

	$379	$(1,399)	$576	$444	$—

      At December 31, 2002 and 2001 the Company had accruals and reserves of $505,000 and $2,033,000, respectively. An analysis of the 2001 and 2002 activity is as follows (in thousands):

Total

2000 provision	$4,891
Activity	(4,591)

Accruals at December 31, 2000	300
Activity	(300)

Accruals at December 31, 2001	$—

2001 provision	$16,543
Activity	(14,510)

Accruals at December 31, 2001	2,033
Activity	(1,528)

Accruals at December 31, 2002	$505

11.     Commitments

      The Company leases its office facilities under non-cancelable operating leases expiring through 2006. Minimum annual operating lease commitments as of December 31, 2002 are as follows (in thousands):

2003	$1,448
2004	208
2005	214
2006	220
Thereafter	—
Total minimum lease payments	2,090
Less, expected sublease income	$(1,231)

$859

      In November 1999, the Company entered in a facilities sublease agreement for its former headquarters. The sublease term commenced on December 1, 1999 and will end on December 31, 2003. Sublease receipts for the Company will be received on an escalating basis with the total future minimum sublease receipts amounting to approximately $1,231,000 over the remaining lease term. Late in 2001 and 2002, the Company signed agreements terminating certain lease agreements. See Settlements and Restructuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense for the years ended December 31, 2002, 2001 and 2000 approximated $2,058,000, $3,936,000 and $5,641,000.

      In December 2002, the Company entered into a hosting agreement which obligates the Company to pay approximately $35,000 per month at current levels of capacity for a term of 12 months.

12.     Financing Arrangements, Extraordinary Gain

      In April 2000, NexPrise (then Ventro) incurred $250 million of indebtedness (“Notes”) in connection with the issuance of convertible subordinated Notes whereby the Company received net cash proceeds of $242.5 million. The Notes are due in 2007, bear annual interest at 6%, and are convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share subject to adjustment if certain events affecting our common stock occur. The Company may redeem the Notes, as a whole or in part, on or after April 4, 2003. The Notes are unsecured and are subordinated to existing and future senior debt as defined in the indenture pursuant to which the Notes were issued. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2000. The Notes could be declared immediately due and payable if we do not make timely interest payments. The deferred debt offering costs were approximately $9.3 million and are being amortized to interest expense over the life of the Notes.

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

      In June 2001, the Company repurchased in private transactions $56.5 million in principal of its remaining outstanding convertible subordinated Notes. NexPrise paid approximately $11 million in cash and assigned an $11 million promissory note from Broadlane, Inc. as consideration for the Notes and the accrued interest thereon. The transactions resulted in an extraordinary gain of $33.3 million, consisting of a gain of $35 million due to the discount, offset by the write-off of $1.7 million in issue costs associated with the original issuance of the Notes in April 2000 as well as $300,000 of costs associated with the retirement of the Notes. In the fourth quarter of 2001, the Company increased its extraordinary gain by $600,000 to reduce previous cost estimates. At December 31, 2002, $8.8 million of convertible Notes remained outstanding and the remaining unamortized issue costs were approximately $198,000.

      In February 2002 NexPrise acquired privately held InfoPrise, Inc., a provider of data management solutions located in Carlsbad, California. As part of the consideration for the acquisition, NexPrise agreed to issue unsecured convertible promissory notes with a face value of $3,040,000 due 2007. The notes bear interest at a rate of 6% and are convertible to the Company’s common stock at $18.75 per share.

      In February 1999, the Company entered into a financing arrangement in the amount of $1,132,000 for the purchase of certain computer software and related support. This arrangement provides for 12 equal quarterly payments of the financed amount commencing May 1, 1999, with interest imputed at 13.24% per year. As of December 31, 2002 there are no further payments required under the financing agreement and the financing arrangement has been paid in full.

13.     Stockholders’ Equity

Preferred Stock

      The Board of Directors has the authority, within the limitations and restrictions in the Amended and Restated Certificate of Incorporation, to issue 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. No preferred stock was issued or outstanding at December 31, 2002 or 2001.

Warrants

      In February 2000, in conjunction with the Company’s acquisition of SpecialtyMD, the Company converted 11,087 outstanding and exercisable warrants for shares of SpecialtyMD Series B preferred stock into warrants exercisable for an aggregate of 1,145 shares of NexPrise common stock having the same terms and conditions as the SpecialtyMD warrants. These warrants have an exercise price of $158.25 and are exercisable through September 10, 2009.

Common Stock

      In April 2002, the Company effected a reverse split of the Company’s common stock. As a result of the reverse stock split, every 15 shares of the Company’s old common stock issued and outstanding were automatically converted into one new share of common stock. The financial data has been adjusted to reflect the reverse stock split

      At December 31, 2002 and 2001, approximately 17,000 and 35 shares, were subject to repurchase. The stock repurchase arrangement vests over a period of seventeen months. For the fiscal years ended December 31, 2002, 2001, and 2000, 0, 18,851, and 26,060 shares were repurchased.

      Shares of common stock available for future grants under all stock option plans was 24,913 at December 31, 2002. We have reserved a sufficient number of shares of our common stock in connection with these stock option programs.

Stock Repurchase Program

      In September 2001, our Board of Directors authorized a stock repurchase program to repurchase shares for an amount not to exceed $2 million through March 2003. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. Under the stock repurchase program to date, we repurchased approximately 29,000 shares of our common stock at a cost of approximately $237,000 during the period from September 26, 2001 through December 31, 2002.

      The par value method of accounting is used for our common stock repurchases. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital.

Stock Option Plans

1998 Stock Plan

      NexPrise’s 1998 Stock Plan provides for the granting of stock options and stock purchase rights to eligible employees, officers, directors, including non-employee directors, and consultants of NexPrise. Stock options granted under the 1998 Stock Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or “non-statutory stock options”, which are options not intended to qualify as incentive stock options. Stock purchase rights granted under the 1998 Stock Plan allow a recipient to purchase shares of common stock directly from NexPrise. Incentive stock options may be granted to employees, officers and employee directors of NexPrise and nonstatutory stock options and stock purchase rights may be granted to employees, officers, directors and consultants.

      As of December 31, 2002, 1,019,957 shares of common stock were issuable upon the exercise of outstanding options granted under the 1998 Stock Plan at a weighted average exercise price of $15.172 per share. For the fiscal year ended December 31, 2002, 625 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $1.550 and $2,850 per share and 18,742 shares of common stock remained available for future issuance under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Stock Plan. The 1998 Stock Plan was originally adopted by the Board of Directors in January 1998 and approved by the stockholders in March 1998. In May 1999 the Board of Directors authorized an automatic annual increase on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 83,333 shares, 3% of our outstanding common stock on the last day of the preceding fiscal year or a lesser number determined by the Company’s Board of Directors. Shareholders approved increases in the number of common shares available for issuance under the Company’s 1998 Stock Plan to a total of 1,157,192 shares. Unless terminated earlier by our Board of Directors, the 1998 Stock Plan will terminate in January 2008.

Promedix Stock Plan

      On February 10, 2000, the Company assumed the Promedix 1998 Stock Plan. Approximately 67,567 outstanding and unexercised options of Promedix converted into 85,447 options of NexPrise common stock, under the 1998 Stock Plan, having the same terms and conditions as the Promedix options, after giving effect to the 1.2647 exchange ratio in the merger. As of December 31, 2002, no shares of common stock remained available for future issuance under the Promedix 1998 Stock Plan.

SpecialtyMD Stock Plan

      On February 10, 2000, the Company assumed the SpecialtyMD 1998 Stock Plan. Under the 1998 Stock Plan, 87,439 outstanding and unexercised options of SpecialtyMD converted into 9,169 options of NexPrise common stock having the same terms and conditions as the SpecialtyMD options after giving effect to the 0.1033 exchange ratio in the merger. As of December 31, 2002, no shares of common stock remained available for future issuance under the SpecialtyMD 1998 Stock Plan.

NexPrise Stock Plans

      On August 8, 2001, in connection with the acquisition of privately-held NexPrise, Inc., the Company assumed the privately-held NexPrise, Inc’s 1997 Stock Plan. Under the 1997 Stock Plan, 155,296 outstanding and unexercised options of privately-held NexPrise, Inc. converted into 124,239 options of the Company’s common stock having the same terms and conditions as the privately-held NexPrise, Inc. options after giving effect to the 0.80 exchange ratio in the merger. As of December 31, 2002, 50,769 shares of common stock were issuable upon the exercise of outstanding options granted under the 1997 Stock Plan at a weighted average exercise price of $5.649 per share. For the fiscal year ended December 31, 2002, 3,905 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $1.950 and $6.600 per share and no shares of common stock remain available for future issuance under the 1997 Stock Plan.

      On August 8, 2001, the Company assumed the privately-held NexPrise, Inc. Nonstatutory Stock Plan. Under the Nonstatutory Stock Plan, 136,584 outstanding and unexercised options of privately-held NexPrise, Inc. converted into 109,267 options of the Company’s common stock having the same terms and conditions as the privately-held NexPrise, Inc.’s options after giving effect to the 0.80 exchange ratio in the merger. As of December 31, 2002, 109,266 shares of common stock were issuable upon the exercise of outstanding options granted under the Nonstatutory Stock Plan at a weighted average exercise price of $4.011 per share and no shares of common stock remain available for future issuance under the Nonstatutory Stock Plan.

InfoPrise Stock Plans

      On February 4, 2002 in connection with the acquisition of privately-held InfoPrise, Inc., the Company assumed the privately-held InfoPrise, Inc’s 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, 90,500 outstanding and unexercised options of privately-held InfoPrise, Inc. converted into 60,335 options of the Company’s common stock having the same terms and conditions as the privately-held InfoPrise, Inc. options after giving effect to the 0.6667 exchange ratio in the merger. As of December 31, 2002,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

59,631 shares of common stock were issuable upon the exercise of outstanding options granted under the 2000 Equity Incentive Plan at a weighted average exercise price of $1.050 per share. For the fiscal year ended December 31, 2002, 696 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at an exercise or purchase price of $1.050 per share and no shares of common stock remain available for future issuance under the 2000 Equity Incentive Plan.

      On February 4, 2002 the Company assumed the privately-held InfoPrise, Inc. 2000 NonEmployee Equity Incentive Plan. Under the 2000 NonEmployee Equity Incentive Plan, 5,547 outstanding and unexercised options of privately-held InfoPrise, Inc. converted into 3,698 options of the Company’s common stock having the same terms and conditions as the privately-held InfoPrise, Inc.’s options after giving effect to the 0.6667 exchange ratio in the merger. For the fiscal year ended December 31, 2002, 1,124 shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights and no shares of common stock remain available for future issuance under the 2000 NonEmployee Equity Incentive Plan.

1999 Directors’ Stock Plan

      NexPrise’s 1999 Directors’ Stock Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. The directors’ Plan provides for the grant of nonstatutory stock options to non-employee directors of NexPrise.

      The Directors’ Plan as amended provides that each person who is or becomes a non-employee director of NexPrise will be granted a non-statutory stock option to purchase 1,666 shares of common stock on the date which the optionee first becomes a non employee director of NexPrise. Thereafter, on the date of NexPrise’s Annual Stockholders Meeting each year, each non-employee director of NexPrise will be granted an additional option to purchase 1,666 shares of common stock if, on that date, he or she has served on NexPrise’s Board of Directors for at least six months.

      The Directors’ Plan provides that each option granted under the directors’ Plan shall vest and become exercisable in full immediately upon grant of the option. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of a share of NexPrise’s common stock on the date of grant of the option. Options granted under the Directors’ Plan have a term of 10 years.

      The Board of Directors may amend or terminate the Directors’ Plan; provided, however, that none of these actions may adversely affect any outstanding option. The Company will obtain stockholder approval for any amendment to the extent required by applicable law. If not terminated earlier, the Directors’ Plan will have a term of 10 years.

      As of December 31, 2002, 8,330 shares of common stock were issuable upon the exercise of outstanding options granted under the 1999 Stock Plan at a weighted average exercise price of $5.354 per share. For the fiscal year ended December 31, 2002, no shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $1.520 and $11.70 per share. As of December 31, 2002, 6,171 shares of common stock remain available for future issuance under the 1999 Directors’ Stock Plan.

     1999 Employee Stock Purchase Plan

      NexPrise’s 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. A total of 50,000 shares of common stock was initially reserved for issuance under the purchase plan, as well as an automatic annual increase on the first day of each of NexPrise’s fiscal years beginning in 2001, 2002, 2003 and 2004 equal to the lesser of 13,333 shares, or  1/2% of NexPrise’s outstanding common stock on the last day of the immediately preceding fiscal year. Stockholders approved an increase in the number of common shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan to a total of 107,587 shares. As of December 31, 2002, 27,549 shares have been issued under the 1999 Employee Stock Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Purchase Plan permits eligible employees to purchase common stock through payroll deductions. Employees may end their participation in the offering at any time during the offering period, and participation end automatically on termination of employment. If not terminated earlier, the Purchase Plan will have a term of 20 years.

Accounting for Stock-Based Compensation

      The Company follows the provisions of Accounting Principles Board Opinion No. 25 (or APB 25) to account for employee stock options because the alternative fair value method of accounting prescribed by FAS 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, Accounting for Stock Issued to Employees, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

      The information regarding net income (loss) and earnings (loss) per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123 and the earnings (loss) per share method under FAS 128. The resulting effect on net income (loss) and earnings (loss) per share pursuant to FAS 123 is not likely to be representative of the effects on net income (loss) and earnings (loss) per share pursuant to FAS 123 in future years, due to subsequent years including additional grants and years of vesting.

      See Note 2 Significant Accounting policies for pro forma information as required by SFAS 123 and SFAS 148 regarding net income and earnings per share as if the company had accounted for its stock options under the fair value method of SFAS 123.

      Stock option activity for all our stock plans was as follows (in thousands, except per share data):

	Years Ended December 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	842	$25.50	758	$420.90	186	$261.00
Acquired — Promedix.com	—	$—	—	$—	86	$172.20
Acquired — SpecialtyMD	—	$—	—	$—	9	$39.45
Acquired — NexPrise Inc	—	$—	234	$4.80	—	$—
Acquired — InfoPrise Inc	64	$1.05	—	$—	—	$—
Granted	673	$2.97	737	$6.30	736	$516.75
Exercised	(6)	$2.44	(41)	$4.50	(54)	$33.15
Canceled	(325)	$23.47	(846)	$361.20	(205)	$553.65

Outstanding at end of period	1,248	$13.05	842	$25.50	758	$420.90

Exercisable at end of period	329		283		122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding as of December 31, 2002 (in thousands, except per share data):

	Outstanding

		Weighted		Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual Life	Average	Number of	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 0.95 - $ 1.55	91	8.40	$1.10	46	$1.03
$ 1.79 - $ 1.79	462	9.96	$1.79	24	$1.79
$ 1.95 - $ 5.55	160	8.59	$4.79	127	$4.66
$ 5.63 - $ 8.25	235	8.86	$7.19	58	$7.37
$ 8.70 - $ 8.70	1	8.33	$8.70	1	$8.70
$ 9.75 - $ 9.75	252	8.79	$9.75	40	$9.75
$ 11.70 - $450.00	45	7.51	$202.49	32	$191.66
$628.13 - $628.13	2	7.27	$628.13	1	$628.13

	1,248	9.14	$13.07	329	$25.76

14.     Deferred Stock-based Compensation

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

      In fiscal 2001 the Company recorded deferred compensation for options assumed under the NexPrise acquisition of $686,897 for the difference at the option grant date between the exercise price and the fair value of the common stock underlying the options in accordance with FASB Interpretation No. 28. These options are being amortized over the vesting schedule. In 2001 the Company reversed $873,354 of deferred compensation charges in connection with employee terminations. The write-down affected equity; amounts expensed previously were not reversed. The remaining deferred stock compensation balance is being amortized over the vesting periods of the stock options.

      As of December 31, 2000 the Company had recorded aggregate deferred stock compensation of $8.7 million, $6.6 million of which was associated with discontinued operations.

      The Company recognized approximately $349,000, $273,000 and $532,000 in stock compensation expense from continuing operations during the years ended December 31, 2002, 2001 and 2000. Deferred compensation is reduced in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. In 2002 the Company reversed $143,000 of deferred compensation in connection with terminated employees. At December 31, 2002, unamortized deferred stock compensation was $416,249.

15.     Employee Savings and Retirement Plan

      NexPrise has a 401(k) Plan that allows eligible employees to contribute up to 60% of their salary, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries but not more than statutory limits. NexPrise may make discretionary contributions to the plan based on profitability as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the Board of Directors. NexPrise did not make any contributions to the plan during the years ended December 31, 2002, 2001 and 2000.

16.     Income Taxes

      Due to operating losses and the Company’s inability to recognize an income tax benefit from current losses, there is no provision for income taxes for the years ended December 31, 2002, 2001 or 2000.

      As of December 31, 2002, the Company had net operating loss carry forwards for federal income tax purposes of approximately $160 million which expire in the years 2013 through 2022 and federal research and development tax credits of approximately $1.6 million which expire in the years 2013 through 2023. In addition, the Company had approximately $15 million in State net operating loss carry forwards that will expire beginning in 2007 and approximately $3 million in state research and development credits that will not expire. Utilization of the Company’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.7 million during 2002, decreased by $34.7 million during 2001 and increased by $61.9 million during 2000. Approximately $7 million of the valuation allowance at December 31, 2002 is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2002	2001

Deferred Tax Assets:
Net operating loss	$57,000	$47,300
Research credits	3,500	2,135
Reserves and accruals	1,360	744

Total deferred tax assets	61,860	50,179
Valuation allowance	(61,860)	(50,179)

Net deferred tax assets	$—	$—

17.     Concentration of Credit Risk and Other Risks

      Financial instruments that potentially subject NexPrise to credit risk consist primarily of uninsured cash, and cash equivalents and short-term investments. Cash and cash equivalents are deposited with a federally insured commercial bank in the United States.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral and analyzes the need for reserves for potential credit losses and records reserves when necessary. In 2002 and 2001, the Company reduced its reserve for bad debt by approximately $17,000 in 2002 and expensed $100,000 of related to receivables from customers in 2001. In 2000 the Company wrote-off approximately $5.1 million of bad debts related to receivables from marketplace companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Net
	Accounts
	Receivable
	as of
	December 31,

	2002	2001

Customer A	30%	15%
Customer B	0%	10%
Customer C	21%	11%

18.     Contingencies

      In 2001, several class action lawsuits, including one derivative suit, were filed and served on the Company alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. The Company is also a defendant in the initial public offering class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits will be costly and will require a significant commitment of time and resources by our senior management. Although the Company has insurance to cover these claims, the recovery of all future costs is not assured. The Company has also been served with a stockholder derivative action but is named solely as a nominal defendant against whom no recovery is sought.

      A subtenant has attempted to renegotiate its sublease agreement with us. We have drawn upon the subtenant’s security deposit to cover our expenses and are working to resolve the issue with these subtenants or to find replacement tenants. If we are unable to successfully resolve this situation our sublease income may not be enough to pay what we may be liable for in ongoing lease payments. The Company has accrued for expected additional costs as a result of the potential loss of this sublease income.

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

Discontinued Marketplace Companies Formerly Known as Promedix and Chemdex

      Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of December 31, 2002, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In February 2001, the Company received a subpoena from the U.S. Department of Justice, Drug Enforcement Administration, for certain billing, invoice, and shipping records concerning sales to an unaffiliated purchaser. Other than the foregoing, the Company is unaware of any current investigations, inquiries, citations, fines or allegations of violations or non-compliance relating to regulatory requirements pending by government agencies or by third parties against us. It is possible, however, that there may be such investigations or allegations that the Company is not aware of or future investigations or allegations. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on the Company for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

19.     Segment Reporting

      The Company is operating in one segment, as a provider of collaborative solutions for business process automation. The Company’s Chemdex exchange, which sold life science research products to research scientists working in pharmaceutical and biotechnology companies and academic research institutions, and the Promedix exchange, which sold specialty medical products to healthcare professionals have been shut down, are classified as discontinued operations (Note 20) and are not reported as part of segment reporting.

20.     Discontinued Operations

      In December 2000, the Company’s Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD was completed March 31, 2001.

      In the first quarter of 2000 the Company acquired the businesses represented by Promedix and SpecialtyMD. These transactions were effected in accordance with the purchase method of accounting. For Promedix, the purchase consideration was shares of the Company’s common stock valued at $325.3 million. The entire Promedix purchase price was allocated to intangible assets. For SpecialtyMD, the purchase consideration was shares of the Company’s common stock valued at $107.7 million. Of the SpecialtyMD purchase price, $0.8 million was allocated to net tangible liabilities and the remainder to intangible assets. The Company wrote off as part of the loss on disposal of discontinued operations $326.7 million of intangible assets, severance pay, write down of equipment to its estimated recoverable amounts of $1.8 million, and accruals for liabilities and operating losses of $5.7 million during the phase out period for the discontinued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses. The intangible assets were comprised of $317.1 million related to the Promedix and SpecialtyMD acquisitions, $1.2 million related to the Biotechnology Industry Organization intangible asset and $8.4 million related to the VWR customer list intangible asset.

      No interest expense has been allocated to discontinued operations. In addition, general corporate overhead has been allocated to continuing operations for all periods presented. Revenues from discontinued operations were $0, $24.2 million and $99.3 million for 2002, 2001 and 2000. The loss on disposal recorded in 2000 principally includes the write-off of intangibles of $326.7 million,

      The Company paid approximately $9.8 million in 2001 for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At December 31, 2002 accrued liabilities relating to discontinued operations amounted to approximately $336,000. This amount is comprised of accruals for estimated costs to settle lease and other contractual obligations.

21.     Quarterly Results of Operations (unaudited)

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands)
Net revenues	$—	$—	$350	$692	674	653	728	747
Cost of revenues	—	—	(265)	(532)	(537)	(645)	(628)	(583)
Gross profit	—	—	85	160	137	8	100	164
Operating Expenses:
Research and development	13,401	5,391	3,280	2,508	1,799	1,560	1,044	892
Amortization of In process research and development	—	—	2,300	—	399	—	—	—
Sales and marketing	4,984	2,330	1,648	2,088	1,671	1,589	1,274	935
General and administrative	6,187	3,210	2,506	2,164	1,723	1,457	1,117	790
Restructuring and settlement charges	—	14,650	5,299	(3,406)	—	—	—	—
Impairment of goodwill								11,652

Total operating expenses	24,572	25,581	15,033	3,354	5,592	4,606	3,435	14,269

Operating loss	(24,572)	(25,581)	(14,948)	(3,194)	(5,455)	(4,598)	(3,335)	(14,105)
Interest expenses	(4,022)	(1,209)	(190)	(225)	(177)	(192)	(190)	(190)
Interest income and other, net	2,491	1,226	495	214	20	74	63	59
Gain (loss) on investment	—	(585)	—	(298)	(1,349)	(1,131)	1,060	—
Equity Loss	(2,736)	(2,905)	(1,948)	(1,343)	—	—	—	—

Income (loss) from continuing operations	(28,839)	(29,054)	(16,591)	(4,846)	(6,961)	(5,847)	(2,402)	(14,236)

Extraordinary item — gain from retirement of bonds, net	125,840	33,322	—	600	—	—	—	—

Net income (loss)	$97,001	$4,268	$(16,591)	$(4,246)	$(6,961)	$(5,847)	$(2,402)	$(14,236)

NEXPRISE, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

		Amount
	Beginning	Charged to		Ending
Description	Balance	Expenses	Write-offs	Balance

	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2002	$182	$(17)	$63	$102
Year ended December 31, 2001	$4,646	$20	$4,484	$182
Year ended December 31, 2000	$—	$9,713	$5,067	$4,646

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2003.

NEXPRISE, INC.

By:	/s/ TED DRYSDALE

Ted Drysdale
President, Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TED DRYSDALE Ted Drysdale	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2003

/s/ JEROME NATOLI Jerome Natoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2003

/s/ DAVID PERRY David Perry	Vice Chairman of the Board of Directors	March 17, 2003

/s/ JOHN GLANCY John Glancy	Director	March 17, 2003

/s/ THOMAS INSLEY Thomas Insley	Director	March 17, 2003

/s/ GARY LENZ Gary Lenz	Director	March 17, 2003

/s/ DONALD WESTERHEIDE Donald Westerheide	Director	March 17, 2003

/s/ DANIEL JESS Daniel Jess	Director	March 17, 2003

CERTIFICATIONS

      I, Ted Drysdale, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of NexPrise, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TED DRYSDALE

Ted Drysdale
President, Chief Executive Officer
and Chairman of the Board

Date: March 17, 2003

      I, Jerome Natoli, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of NexPrise, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEROME NATOLI

Jerome Natoli
Chief Financial Officer

Date: March 17, 2003

EXHIBIT INDEX

Exhibit
Number	Description

2.8	Form of Certificate of Merger between Chemdex Corporation and Ventro Corporation(1)
2.9	Agreement and Plan of Merger and Reorganization dated January 13, 2001, by and among Registrant, NexPrise, Inc., a Delaware corporation, Neptune Merger Corp., a Delaware corporation, Ram Sriram as Stockholders’ Representative, and U.S. Bank Trust National Association as Escrow Agent(2)
2.10	Agreement and Plan of Merger and Reorganization dated February 4, 2002 by and among Registrant, InfoPrise, Inc., a Delaware corporation, Indigo Acquisition Corporation, a Delaware corporation, Raj Tolani, Can Nguyen, and Timeline Venture Investors I, LP as Principal Stockholders and Timeline Venture Management, LLC, as Securityholders’ Agent(3)
2.11	Form of Certificate of Ownership and Merger between Ventro Corporation and Ventro Merger Subsidiary(4)
3.1	Amended and Restated Certificate of Incorporation of NexPrise(5)
3.2	Amended and Restated Bylaws of NexPrise(6)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation(7)
4.1	Specimen of NexPrise Common Stock Certificate(1)
4.2	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1999(5)
4.3	Amendment dated May 12, 1999 to Third Amended and Restated Investors’ Rights Agreement(5)
4.4	Form of Indenture between NexPrise and State Street Bank and Trust Company of California, N.A.(1)
4.5	Form of Note(1)
4.6	Form of convertible promissory notes(3)
10.1	Form of Indemnification Agreement between NexPrise and each of its officers and directors(6)
**10.2	Form of Change of Control Agreement between NexPrise, each of its officers and certain employees(5)
**10.4	1998 Stock Plan, as amended, and form of option agreement(1)
**10.6	1999 Directors’ Stock Plan(5)
10.10	Standard Office Lease dated June 11, 1998 between NexPrise and Fabian Partners II, a California General Partnership, as amended(5)
10.11	Master Lease Agreement dated January 20, 1999, as amended, between NexPrise and Comdisco, Inc.(5)
10.12	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners III, L.P.(5)
10.13	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners International III, L.P.(5)
10.14	Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Employee Fund III, L.P.(5)
10.15	Payment Plan Agreement dated February 22, 1999 and related agreements between NexPrise and Oracle Credit Corporation(5)
10.16	Office Lease dated August 13, 1999 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California(1)
10.18	Form of warrant to purchase common stock of Healthcare Transaction Systems, Inc.(1)
10.21	Termination Agreement dated April 21, 2001 between NexPrise and Broadlane, Inc.(8)
10.22	NexPrise, Inc. 1997 Stock Plan(2)
10.23	Form of NexPrise, Inc. Nonstatutory Stock Option Agreement(2)

Exhibit
Number	Description

10.24	Amendment to Lease Agreement dated December 28, 2001 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California.(4)
**10.25	Form of offer letter between NexPrise and each of its officers(4)
**10.26	Addendum to Letter Agreement between NexPrise and David Zechnich dated January 24, 2002(4)
**10.27	Employment Agreement between NexPrise and David Perry dated November 16, 2001(4)
**10.28	Net Proceeds Income Agreement between NexPrise and DPP Ventures dated November 19, 2001(4)
10.29	InfoPrise, Inc. 2000 Non-Equity Incentive Plan(7)
10.30	InfoPrise, Inc. 2000 Equity Incentive Plan(7)
10.31	Form of Secured Promissory Note between NexPrise and John Lynch and Tom Anthony dated April 30, 2002(9)
10.32	Form of Stock Pledge Agreement between NexPrise and John Lynch and Tom Anthony dated April 30, 2002(9)
21.1*	Subsidiaries of NexPrise
23.1*	Consent of Ernst & Young LLP, Independent Auditors
99.1*	Certification of Chief Executive Officer
99.2*	Certification of Chief Financial Officer

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (File No. 333-31774)

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.

(3)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2002.

(4)	Incorporated by reference to the corresponding Exhibit filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2002.

(5)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78505) filed with the Commission on May 14, 1999, as amended, which Registration Statement was declared effective July 26, 1999.

(6)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2001.

(7)	Incorporated by reference to the corresponding Exhibit filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2002.

(8)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(9)	Incorporated by reference to the corresponding Exhibit filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2002.

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement