Form 10-Q
period 2003-03-31
NEXPRISE INC
filed 2003-05-02
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     On March 31, 2003, 3,226,471 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

NEXPRISE, INC.
FORM 10-Q

NEXPRISE, INC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share value)

	March 31,	December 31,
	2003	2002

	unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,515	$3,225
Short-term investments	7,050	7,050
Accounts receivable - net of reserves of $102 and $102	223	560
Prepaid expenses	444	671
Other current assets	332	841

Total current assets	10,564	12,347
Property and equipment, net	229	339
Intangible assets, net	8,405	9,150
Other long-term assets, net	1,216	1,168

Total assets	$20,414	$23,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137	$160
Accrued compensation	674	646
Accrued expenses	2,360	2,374
Deferred revenue	714	711
Accrued liabilities relating to discontinued operations	334	336

Total current liabilities	4,219	4,227
Notes payable	11,843	11,843
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, no par value: 2,500 shares authorized: none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 3,230 shares issued and outstanding	10	10
Additional paid-in capital	631,765	631,764
Deferred compensation	(332)	(416)
Accumulated deficit	(627,243)	(624,576)
Accumulated other comprehensive income	152	152

Total stockholders’ equity	4,352	6,934

Total liabilities and stockholders’ equity	$20,414	$23,004

(1)	Derived from December 31, 2002 audited consolidated financial statements. See accompanying notes to consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$721	$674
Cost of revenues:
Product licenses and services	281	316
Amortization of purchased technology	491	221

Total cost of revenues	772	537
Gross profit (loss)	(51)	137
Operating expenses:
Research and development	794	1,799
In process research and development	—	399
Sales and marketing	967	1,671
General and administrative	699	1,723

Total operating expenses	2,460	5,592

Operating loss	(2,511)	(5,455)
Interest expense	(189)	(177)
Interest income and other, net	33	20
Investment loss	—	(1,349)
Net loss	$(2,667)	$(6,961)

Basic and diluted loss per share	$(0.83)	$(2.22)
Weighted average common shares outstanding used in computing basic and diluted net loss per share	3,218	3,131

See accompanying notes to consolidated financial statements

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended

	2003	2002

	(In thousands)
Operating Activities
Net loss	$(2,667)	$(6,961)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation	136	605
- Amortization of other intangible assets	745	874
- Amortization of deferred stock-based compensation	84	86
- Investment losses	—	1,349
- Non-cash charges related to stock-option grants	—	3
Changes in operating assets and liabilities:
- Accounts receivable	337	(27)
- Prepaid expenses	227	—
- Other current assets	509	(49)
- Other long term assets	(48)	(57)
- Accounts payable	(23)	(15)
- Accrued compensation	28	(116)
- Accrued expenses	(14)	(1,114)
- Deferred revenue	3	100
- Accrued liabilities relating to discontinued operations	(2)	(229)

Net cash used in operating activities	(685)	(5,551)

Investing Activities
Purchase of property and equipment	(26)	—
Purchases of short-term investments	—	(21,952)
Sale and maturities of short-term investments	—	16,302
Cash acquired on purchase of Infoprise	—	1,053

Net cash used in investing activities	(26)	(4,597)

Financing Activities
Principal payments on capital lease obligations	—	(114)
Net proceeds from issuance (repurchase) of ESPP, Stock Options and Common stock	1	14

Net cash used in financing activities	1	(100)

Foreign currency translation	—	73
Net decrease in cash and cash equivalents	(710)	(10,175)
Cash and cash equivalents at beginning of period	3,225	13,565

Cash and cash equivalents at end of period	2,515	3,390

Supplemental disclosure of noncash activities:
Issuance of shares in connection with the acquisition of Infoprise	$—	$794
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of Infoprise	$—	$(316)
Issuance of convertible notes relating to Infoprise acquisition	$—	$3,040

See accompanying notes to consolidated financial statements

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     As of March 31, 2003, the Company had working capital of approximately $6.3 million and stockholders’ equity of approximately $4.4 million. During the three months ended March 31, 2003 the Company used cash and cash equivalents in operating activities of approximately $700,000, which included the collection of a non-trade receivable of approximately $500,000. Management believes it has sufficient working capital to support the Company’s planned activities through 2003 and beyond.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ending December 31, 2002.

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

Revenue Recognition

     Revenue is made up primarily of subscriptions of bundled term license, post contract support and, in most cases, hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. Revenue for training or consulting services that are not bundled with a subscription is recognized based on achievement of billable milestones as written in the contract or upon contract completion and currently makes up less than 10% of overall revenue. Perpetual license revenue is recognized using the residual method described in Statement of Position (“SOP”) No. 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE for training or consulting is based upon separate sales of these services. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires perpetual license revenue to be taken ratably over the contract period. NexPrise has not yet established VSOE for maintenance and therefore has recognized the revenue from license agreements entered into prior to March 31, 2003 ratably over the maintenance period.

     Our revenue recognition policy is in accordance with SOP No. 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin (“SAB”) 101. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Net Income (Loss) Per Share

     Net income (loss) per share is presented in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period.

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS 148 are effective for the Company’s financials statements issued for 2003.

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, in accounting for its employee stock options. No compensation expense is recognized for share purchase rights granted under the Company’s employee stock options and employee stock purchase plan. Had compensation cost for the Company’s employee stock options and employee stock purchase plan been determined based on fair value at the grant date consistent with SFAS 123, the Company’s net loss and earnings loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(2,667)	$(6,961)
Add: Intrinsic Value compensation expense	84	86
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(2,226)	(3,170)

Pro-forma net loss	$(4,809)	$(10,045)

Weighted-average shares used in computing basic and diluted net loss per common share	3,218	3,131

Basic and diuted earnings loss per share:
As reported	$(0.83)	$(2.22)
Pro forma	$(1.49)	$(3.21)

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	Three Months Ended		Receivable as of

			March	December
	March 31,		31,	31,

	2003	2002	2003	2002

Customer A	14%	15%
Customer B	14%	14%		30%
Customer C	12%	12%
Customer D			11%	21%
Customer E			14%
Customer F			17%
Customer G			14%

Long Lived Assets

     The Company reviews property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any), are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Effective January 1, 2002, in conjunction with the implementation of SFAS No. 142, goodwill is no longer amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives is evaluated using the specific guidance provided by SFAS No. 142. This impairment analysis is performed at least annually. Also effective January 1, 2002, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives is evaluated using the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Note 3. Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net income (loss) and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive income (loss) for the 3 months ended March 31, 2003 and 2002 were as follows (in thousands):

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(2,667)	$(6,961)
Foreign exchange translation	—	73
Comprehensive loss	$(2,667)	$(6,888)

Note 4. Goodwill and Purchased Intangibles

     SFAS 142, Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. This analysis requires management to make a series of critical assumptions to (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

     Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS 144 when impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	March 31, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance

NexPrise purchased technology	$7,600	$(1,892)	$5,708	$7,600	$(1,431)	$6,169
NexPrise in-process R&D	2,300	(2,300)	—	2,300	(2,300)	—
NexPrise trade name	1,700	(1,416)	284	1,700	(1,204)	496
NexPrise non-compete agreement	500	(278)	222	500	(236)	264

Total NexPrise intangibles	12,100	(5,886)	6,214	12,100	(5,171)	6,929
InfoPrise purchased technology	2,234	(43)	2,191	2,234	(13)	2,221
InfoPrise in-process R&D	399	(399)	—	399	(399)	—

Total InfoPrise intangibles	2,633	(442)	2,191	2,633	(412)	2,221

Total intangible assets	$14,733	$(6,328)	$8,405	$14,733	$(5,583)	$9,150

     NexPrise will continue to amortize the intangible asset balance of approximately $8.4 million over the remaining useful lives of the intangible assets. NexPrise purchased technology is amortized based on forecasted revenue over 5 years. InfoPrise purchased technology is amortized based on forecasted revenue over 3 years. The NexPrise trade name and non-compete intangible assets are amortized using a straight line method over 2 and 3 year periods, respectively. The amortization of purchased intangible assets was approximately $745,000 in the three months ended March 31, 2003 and $2.3 million in fiscal 2002, which included $399,000 of in-process research and development. Estimated intangible amortization expense for the years ended December 31, 2003 and 2004 are $2.6 million and $2.9 million, respectively.

Note 5. Business Combinations

     In February 2002 NexPrise acquired privately held InfoPrise, Inc. (“InfoPrise”), a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, which was accounted for using the purchase method, NexPrise agreed to issue unsecured convertible promissory notes with a face value of $3,040,000 due 2007. The notes bear interest at a rate of 6% and are convertible into the Company’s common stock at $18.75 per share. The Company also issued 139,790 shares of NexPrise common stock and assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,666 shares of NexPrise common stock. An independent valuation study was commissioned to value the intangible assets associated with the InfoPrise purchase and facilitate the purchase accounting.

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

$3,643

     The following unaudited pro forma information shows the results of operations of the Company for the three months ended March 31, 2002 as if the business combinations with NexPrise and InfoPrise had occurred at the beginning of the period. In process research and development charges of $399,000 are included for the three months ended March 31, 2002. No such charges have been included for the three months ended March 31, 2003. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

Quarter Ending
March 30, 2002

Revenue	$674
Net loss	$(7,061)
Net loss	$(7,061)
Per Share:
Basic and diluted net loss	$(2.26)
Basic and diluted net loss	$(2.26)

Note 6. Balance Sheet Details

Other Current Assets

     Other current assets of $332,000 and $841,000 as of March 31, 2003 and December 31, 2002, respectively, are comprised primarily of prepaid royalties, current deposits and other receivables.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

Deposits and other	$382	$323
Deferred debt offering costs, net of accumulated amortization of $473 and $461 respectively	142	154
Employee notes receivable and accrued interest	79	78
Long-term investments, cost method	613	613

Total other long-term assets	$1,216	$1,168

Note 7. Equity Investments

     The following table outlines the Company’s equity investment activity with its marketplace companies for the three months ended March 31, 2002 and 2003 (in thousands, except percentage data):

	Carrying		Carrying	Percentage
	Value at		Value at	Ownership at
	December	Equity Loss	March 31,	March 31,
Activity in 2002	31, 2001	of Investee	2002	2002

Amphire	$412	$250	$162	36%
MarketMile	2,621	913	1,708	23%

	Carrying Value	Percentage
	at March 31,	Ownership at
Activity in 2003	2003	March 31, 2003

Amphire	$0	0%
Ketera (fka MarketMile)	0	1.3%

     In March 2003, Ketera (fka MarketMile) secured an additional round of funding that NexPrise did not participate in. As a result, NexPrise’s ownership percentage of Ketera has decreased to 1.3%. The 2002 investment loss of approximately $1.4 million is made up of approximately $1.2 million of equity losses in the marketplace companies in which we had a significant ownership percentage and approximately $186,000 of write-downs for impairment deemed to be other than temporary of an investment accounted for using the cost method.

Note 8. Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes due in 2007 with a face value of $3,040,000, a conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. As of March 31, 2003, no amount of the notes had been converted into NexPrise common stock. In April 2000, NexPrise issued $250 million of convertible subordinated notes due in 2007, bearing annual interest at 6% and convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share. The Company subsequently repurchased $241.2 million of these notes during 2001. Approximately $8.8 million of the convertible subordinated notes remained outstanding as of March 31, 2003 and December 31, 2002.

Note 9. Contingencies

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

     A subtenant has attempted to renegotiate its sublease agreement with us. We have drawn upon the subtenant’s security deposit to cover our expenses to date. If we are unable to successfully resolve this situation our sublease income may not be enough to pay what we may be liable for in ongoing lease payments. The Company has accrued for expected additional costs as a result of the potential loss of this sublease income.

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

Discontinued Marketplace Companies Formerly Known as Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of March 31, 2003, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

Indemnification

     The Company sells software licenses and services to its customers under contracts which the Company refers to as Software License and Service Agreements (each an “SLSA”). Each SLSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be incurred by or awarded against the customer in the event the Company’s software or services are found to infringe upon a patent, copyright, trade secret, trademark, or other proprietary right of a third party. The SLSA generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain product usage limitations and geography-based scope limitations and a right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing the product or services, or modifying the product or services, the Company is allowed to cancel the license or services and return the fees paid by the customer. The Company requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 10. Accrued Expenses

     Accrued expenses were comprised of the following as of March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

Accrued marketing expenses	$16	$16
Accrued consulting expenses	83	93
Accrued interest payable	474	296
Accrued professional fees	184	253
Accrued restructuring costs	493	505
Other accrued liabilities	1,110	1,211

	$2,360	$2,374

Note 11. Deferred Stock-Based Compensation

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

     The Company recognized $84,000 and $86,000 in stock compensation expense for the three months ended March 31, 2003 and 2002, respectively.

Note 12. Settlement, Restructuring and Other Charges

     During the year ended December 31, 2002, the Company took actions to improve efficiencies and reduce operating costs, including employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss before extraordinary item.

     The Company paid approximately $12,000 in severance payments during the quarter ended March 31 ,2003. At March 31, 2003 and December 31, 2002 the Company had accruals and reserves of $493,000 and $505,000, respectively. An analysis of activity is as follows (in thousands):

Accruals at December 31, 2002	$505
Activity	(12)

Accruals at March 31, 2003	$493

Note 13. Recent Accounting Pronouncements

     In July 2002 , the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64 , Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FASB 145 also amends SFAS 13 with respect to sale-leaseback transactions. We adopted SFAS 145 on January 1, 2003 and it will require the reclassification of the gain on the extinguishment of debt from an extraordinary item in our results of operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. NexPrise will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the first quarter of NexPrise’s fiscal year 2003. They did not have a material impact on the consolidated financial position and results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of March 31, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management of NexPrise believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. For further information, refer to Management’s Discussion and Analysis and the Risk Factors section of NexPrise’s Annual Report on Form 10-K and the section entitled “Risk Factors” in this Form 10-Q.

Overview

     We are a seller of business process applications and collaborative solutions for program management and quote management. Our revenue primarily consists of subscriptions of bundled license, post contract support and, in most cases, hosting services.

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

     On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes convertible into the Company’s common stock, due in 2007, with a face value of $3,040,000 and a per share conversion price of $18.75. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of March 31, 2003 1,820 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next 12 months as we develop and enhance our technology and service offerings.

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

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

     Revenue Recognition. Revenue is made up primarily of subscriptions of bundled license, post contract support and, in most cases, hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. Revenue for training or consulting services is recognized based on achievement of billable milestones as written in the contract or upon contract completion and currently makes up less than 10% of overall revenue. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE for training or consulting is based upon separate sales of these services. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires perpetual license revenue to be taken ratably over the contract period. Until VSOE has been established for maintenance, perpetual license revenue will be taken ratably over the term of the maintenance period. Our revenue recognition policy is in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended, and Staff Accounting Bulletin 101. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

     Consolidations. The various interests that we have acquired in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Companies that NexPrise directly or indirectly control are accounted for under the consolidation method of accounting. Under this method, a company’s accounts are reflected within NexPrise’s Consolidated Financial Statements. All significant inter-company accounts and transactions are eliminated.

     Entities where NexPrise can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not NexPrise exercises significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with NexPrise holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of our Consolidated Statements of Operations.

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

     Long Lived Assets. The Company reviews property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. During 2003 we will continue to evaluate our intangible assets for impairment as events and circumstances warrant. Among other circumstances, a material deterioration in the future cash flows expected from these assets due to lower than planned revenue or a decline in the Company’s market capitalization could be indicators of impairment and lead to write-offs.

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

Results of Operations

     Revenues. NexPrise reported $721,000 of revenue for the three months ended March 31, 2003, an increase of 6.9% over the $674,000 reported for the three months ended March 31, 2002. This revenue is made up primarily of subscriptions and maintenance for the Company’s collaborative commerce and business process automation solutions generated subsequent to our August 8, 2001 acquisition of privately-held NexPrise, Inc. and our February 2002 acquisition of privately-held InfoPrise, Inc. Subscription revenue entails recognizing the value of the customer contract as revenue ratably over the term of the contract.

     Cost of Revenues. Cost of revenues were approximately $772,000 in the three months ended March 31, 2003, an increase of 43.7% from the approximately $537,000 recorded in the three months ended March 31, 2002. The increase is primarily due to higher amortization of the developed technology intangible assets acquired in the purchases of NexPrise in August 2001 and InfoPrise in February 2002. The remainder of cost of revenues consists primarily of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance and technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution.

     Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. R&D expenses were approximately $794,000 during the three months ended March 31, 2003, a decrease of 55.9% from the $1.8 million reported for the three months ended March 31, 2002. The decrease was largely driven by reductions in workforce. To date, all software development costs have been expensed in the period incurred. We believe that continued investments in research and development are required to remain competitive.

     In Process Research and Development. The Company expensed $399,000 of acquired in-process research and development for the three months ended March 31, 2002. The in-process research and development was acquired as a result of the purchase of InfoPrise in February 2002. The Company determined the amount of in process research and development through an independent valuation performed in connection with the allocation of the InfoPrise purchase price.

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses were approximately $967,000 during the three months ended March 31, 2003, a decrease of 42.1% from the $1.7 million reported for the three months ended March 31, 2002. The decrease was driven by reductions in workforce and reduced spending on marketing programs. The Company expects sales and marketing expenses in future quarters to increase as investments are made in the personnel and programs needed to acquire new customers.

     General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses were approximately $700,000, a decrease of 59.4% from the $1.7 million reported for the three months ended March 31, 2002. The decrease was driven by reductions in infrastructure costs and reductions in workforce.

     Interest Expense. Interest expense in the three months ended March 31, 2003 was approximately $189,000, an increase of 6.8% from the $177,000 reported for the three months ended March 31, 2002. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000, the convertible promissory note issued in association with the purchase of InfoPrise in February 2002 and, to a lesser extent, financed equipment and other financing arrangements. With respect to the subordinated notes, approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at March 31, 2003. In addition, the remaining deferred offering costs of approximately $187,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000 is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity. See Note 8 for further details on the outstanding notes.

     Interest Income and Other, Net. Interest income and other, net, in the three months ended March 31, 2003 was approximately $33,000, an increase of approximately $13,000 from the $20,000 reported for the three months ended March 31, 2002. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. The increase in interest income and other, net is primarily attributable to $73,000 of foreign exchange losses incurred in 2002 that were not incurred in 2003. This decrease was partially offset by a decline in interest income in the three months ended March 31, 2002 due to lower interest rates and a decrease in the cash balance earning interest.

     Investment Losses. The 2002 investment loss of approximately $1.4 million is made up of approximately $1.2 million of equity losses in the marketplace companies in which we had a significant ownership percentage and approximately $186,000 of write-downs for impairment deemed to be other than temporary of an investment accounted for using the cost method. The book value of these investments was approximately $613,000 as of March 31, 2003. The remaining investment is accounted for using the cost method.

     Net Loss. As a result of the changes described above, the net loss was approximately $2.7 million in 2003, a decrease of 61.7% from the approximately $7.0 million net loss reported for the three months ended March 31, 2002.

Liquidity and Capital Resources

     As of March 31, 2003 NexPrise had approximately $9.5 million of cash, cash equivalents, short-term investments and restricted cash; working capital was approximately $6.3 million.

     Net cash used in operating activities was approximately $684,000 for the three months ended March 31, 2003 compared to $5.6 million of net cash used in operating activities for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 is primarily attributable to the net loss for the period less non-cash expenses. Non-cash items primarily consisted of depreciation and amortization of $881,000. The cash flows used in operating activities were partially offset by decreases in accounts receivable, prepaid expenses and other current assets.

     Net cash used in investing activities totaled $26,000 for the three months ended March 31, 2003, compared to net cash used in investing activities of $4.6 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company had net sales and maturities of approximately $5.6 million of short-term investments and received cash of approximately $1.0 million as part of the acquisition of InfoPrise.

     Net cash used in financing activities was $100,000 for the three months ended March 31, 2002 and resulted primarily from the principal payments on our capital lease obligations. This lease was paid in full as of March 31, 2002.

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

Contractual Obligations

     The following table summarizes the company’s contractual obligations and commercial commitments as of March 31, 2003 (in thousands):

	Payments Due by Period

		Remainder
Contractual Obligations	Total	of 2003	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$11,843	$—	$—	$11,843	$—
Hosting agreement	312	312	—	—	—
Operating leases (a)	1,731	1,089	422	220	—

Total contractual obligations	$13,886	$1,401	$422	$12,063	$—

(a)          Operating lease has not been offset by expected sublease income of approximately $924,000

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

Our Operating Results Are Highly Dependent on License and Service Revenues from Our Software Suite and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

     Substantially all of our revenues to date have been derived from the sale of licenses and services associated with the ipTeam™ solution. Our future operating results will depend on continued demand for ipTeam and the recently introduced nProcess Platform. ipTeam was commercially launched in 1998. If our competitors release new products that are superior to ipTeam or nProcess Platform in performance or price, or if we fail to enhance ipTeam and nProcess Platform in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing as a result of these or other factors would significantly reduce the revenues we can expect in the future.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

     We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $2.7 million during the three months ended March 31, 2003. As of March 31, 2003 we had an accumulated deficit of approximately $627 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

We Operate in a Highly Competitive Market and Our Inability to Compete Successfully Against New Entrants and Established Companies Could Adversely Affect Our Market Share

     Our target market is rapidly evolving and is highly competitive. It may be characterized by an increasing number of market entrants, as many companies may find a technological path around existing barriers to entry.

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

     Recent political events, including the U.S. military action in the Middle East, have put further pressure on economic conditions. The potential turmoil that may result from such events contributes to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position

If We Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from Nasdaq, Which Could Eliminate the Trading Market for Our Common Stock

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

Adopting a Business Model That Includes the Sale of Perpetual Licenses to our Software Products May Not Result in Immediate Recognition of License Revenue

     We expect to sell a greater proportion of perpetual software licenses and fewer subscriptions to term licenses in coming quarters. When certain criteria are met, including the establishment of vendor specific objective evidence (VSOE) for the prices of the elements sold in an arrangement that includes perpetual licenses, the sale of a perpetual software licenses can result in the recognition of the revenue for the perpetual license in the period in which it is delivered. If NexPrise is able to meet these criteria, revenue for arrangements that include a perpetual license would be recognized sooner than it would be under a subscription method of accounting and, therefore, revenue growth in the period in which the licenses are sold would be greater than it would have been under the subscription method. There can be no assurance that NexPrise will be able to establish VSOE or meet all the other criteria required to transition to a perpetual license model. If the criteria are not met the revenue for the perpetual license portion of the arrangement will likely be recognized over the term of the maintenance period and will not be recognized upon delivery of the perpetual license. If that is the case, revenue growth will not accelerate due to the inclusion of perpetual licenses in our sales mix.

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

Our Common Stock Price is Especially Volatile Which Could Result in Substantial Losses to Investors

The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our common stock reached a high of $3,652.50 and traded as low as $8.85 during 2000, and had a high of $64.65 and low of $1.80 during 2001. Our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. On March 31, 2003 the last reported sales price on Nasdaq was $4.00.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related primarily to changes in interest rates. However, we do not hold derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

     We are also exposed to interest rate risk related to our investment portfolios. We have performed a sensitivity analysis as of March 31, 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at March 31, 2003. The sensitivity analysis at March 31, 2003 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the lead underwriter for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits have been consolidated as In re Ventro Corp. Sec. Litigation, Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. On July 30, 2002, the Company and other defendants named in the action filed motions to dismiss. On March 31, 2003, the Court granted in part and denied in part the motions to dismiss. The Court ordered the plaintiffs to file an amended complaint by no later than May 15, 2003. No discovery has taken place, and the Court has not set a trial date. The Company believes that the claims are without merit and intends to defend the case vigorously.

     In August 2001, Chadwell v. Byers, Case No. CV800814, a putative shareholder derivative suit was filed in California Superior Court, Santa Clara County against certain of the Company’s present and former officers and directors, alleging breaches of fiduciary duty and insider trading. The Company is named solely as a nominal defendant against whom no recovery is sought. After a demurrer was sustained with leave to amend, the parties stipulated to a stay of proceedings pending a determination of the sufficiency of the complaint in the In re Ventro Corp. Sec. Litigation federal consolidated action.

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

     (b)    Reports on Form 8-K: None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 02, 2003.

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

(C) have evaluated the effectiveness of the Registrant’s internal controls as of May 02, 2003 and

(D) have presented in the Report my conclusions about the effectiveness of the Registrant’s internal controls based upon my evaluation as of May 02, 2003.

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

Date: May 02, 2003	/s/ Ted Drysdale
Ted Drysdale President and Chief Executive Officer

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

(C) have evaluated the effectiveness of the Registrant’s internal controls as of May 02, 2003, and

(D) have presented in the Report my conclusions about the effectiveness of the Registrant’s internal controls based upon my evaluation as of May 02, 2003.

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

Date: May 02, 2003	/s/ Jerome E. Natoli

Jerome E. Natoli Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002