Form 10-Q
period 2003-06-30
NEXPRISE INC
filed 2003-08-04
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

     On June 30, 2003, 3,226,471 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

NEXPRISE, INC.
FORM 10-Q

NEXPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30,	December 31,
	2003	2002

	unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,284	$3,225
Short-term investments	7,050	7,050
Accounts receivable - net of reserves of $101 and $102	222	560
Prepaid expenses	177	671
Other current assets	331	841

Total current assets	9,064	12,347
Property and equipment, net	149	339
Intangible assets, net	7,660	9,150
Other long-term assets, net	1,092	1,168

Total assets	$17,965	$23,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96	$160
Accrued compensation	628	646
Accrued expenses	1,288	2,374
Deferred revenue	1,241	711
Accrued liabilities relating to discontinued operations	—	336

Total current liabilities	3,253	4,227
Notes payable	11,843	11,843
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, no par value: 2,500 shares authorized: none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 3,230 shares issued and outstanding	10	10
Additional paid-in capital	631,765	631,764
Deferred compensation	(247)	(416)
Accumulated deficit	(628,811)	(624,576)
Accumulated other comprehensive income	152	152

Total stockholders’ equity	2,869	6,934

Total liabilities and stockholders’ equity	$17,965	$23,004

(1)	Derived from December 31, 2002 audited consolidated financial statements. See accompanying notes to consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$1,002	$653	$1,723	$1,327
Costs and expenses
Cost of product licenses and services	305	424	586	741
Cost of amortization of purchased technology	491	221	982	441
Research and development	556	1,560	1,350	3,359
In process research and development	—	—	—	399
Sales and marketing	954	1,589	1,921	3,260
General and administrative	917	1,457	1,616	3,180
Restructuring & settlement benefit	(493)	—	(493)	—

Total costs and expenses	2,730	5,251	5,962	11,380

Operating loss	(1,728)	(4,598)	(4,239)	(10,053)
Interest expense	(189)	(192)	(378)	(369)
Interest income and other, net	128	74	161	94
Investment losses	(113)	(1,131)	(113)	(2,480)

Loss from continuing operations	(1,902)	(5,847)	(4,569)	(12,808)
Gain from discontinued operations	334	—	334	—

Net loss	$(1,568)	$(5,847)	$(4,235)	$(12,808)

Basic and diluted loss per share from continuing operations	$(0.59)	$(1.83)	$(1.42)	$(4.05)
Basic and diluted gain per share from discontinued operations	$0.10	$—	$0.10	$—
Basic and diluted net loss per share	$(0.49)	$(1.83)	$(1.32)	$(4.05)
Weighted average common shares outstanding in computing basic and diluted net loss per share	3,226	3,194	3,226	3,161

See accompanying notes to consolidated financial statements

NEXPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended

	2003	2002

	(In thousands)
Operating Activities
Net loss	$(4,235)	$(12,808)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation	221	1,029
- Amortization of other intangible assets	1,490	1,348
- Amortization of deferred stock-based compensation	169	187
- Restructuring and settlement benefit	(493)	—
- Investment losses	113	2,480
- Gain from retirement of convertible Notes	(100)	—
- Non-cash charges related to stock-option grants	—	3
Changes in operating assets and liabilities:
- Accounts receivable	338	523
- Prepaid expenses	494	—
- Other current assets	510	150
- Other long term assets	(37)	(564)
- Accounts payable	(64)	(15)
- Accrued compensation	(18)	(181)
- Accrued expenses	(493)	(1,686)
- Deferred revenue	530	173
- Accrued liabilities relating to discontinued operations	(336)	(201)

Net cash used in operating activities	(1,911)	(9,562)

Investing Activities
Purchase of property and equipment	(31)	—
Purchases of short-term investments	—	(24,401)
Sale and maturities of short-term investments	—	20,352
Decrease in restricted cash	—	520
Cash acquired on purchase of Infoprise	—	1,029

Net cash used in investing activities	(31)	(2,500)

Financing Activities
Principal payments on capital lease obligations	—	(114)
Net proceeds from issuance of ESPP, stock options and common stock	1	22

Net cash provided (used) in financing activities	1	(92)

Foreign currency translation	—	72
Net decrease in cash and cash equivalents	(1,941)	(12,082)
Cash and cash equivalents at beginning of period	3,225	13,565

Cash and cash equivalents at end of period	1,284	1,483

Supplemental disclosure of noncash activities:
Issuance of shares in connection with the acquisition of Infoprise	$—	$794
Deferred stock based compensation related to the stock options assumed in
connection with the acquisition of Infoprise	$—	$(316)
Issuance of convertible notes relating to Infoprise acquisition	$—	$3,040

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

     As of June 30, 2003, the Company had working capital of approximately $5.8 million and stockholders’ equity of approximately $2.9 million. During the three months ended June 30, 2003, the Company used cash and cash equivalents in operating activities of approximately $1.2 million, an increase of approximately $500,000 from the $700,000 used in the three months ended March 31, 2003. The increase in cash used in operating activities in the three months ended June 30, 2003 was primarily due to a non-trade receivable of approximately $500,000 collected in the three months ended March 31, 2003 that was not repeated. Management believes it has sufficient working capital to support the Company’s planned activities through 2003 and beyond.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2002.

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

Revenue Recognition

     Revenue is made up primarily of subscriptions of bundled term licenses, post contract support and, in most cases, hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. In instances where maintenance is bundled with license of software products, such maintenance terms are typically one year. Revenue for training or consulting services that are not bundled with a subscription is recognized based on achievement of billable milestones as written in the contract or upon contract completion and currently makes up less than 10% of overall revenue. Perpetual license revenue is recognized using the residual method described in Statement of Position (“SOP”) No. 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE of the fair value of maintenance for license agreements with and without stated renewal rates is based on the Company’s price list. VSOE of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate. VSOE for training or consulting is based upon separate sales of these services. When software services are considered essential or the arrangement involves significant customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours, or upon completion of services. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires perpetual license revenue to be taken ratably over the contract period.

     NexPrise had not yet established VSOE for maintenance prior to March 31, 2003, and therefore is recognizing the revenue from license agreements entered into prior to March 31, 2003 ratably over the maintenance period. NexPrise established VSOE in the three months ended June 30, 2003. Approximately 13% of the revenue recognized for the three months ended June 30, 2003 consisted of perpetual license revenue that was recognized when the software was delivered and not ratably over the contract. Approximately 8% of the revenue recognized for the three months ended June 30, 2003 consisted of consulting and training. The remaining 79% of the revenue recognized for the three months ended June 30, 2003 consisted of revenue being recognized ratably over the contract term and is made up of bundled subscriptions and perpetual licenses with maintenance sold prior to the establishment of VSOE for maintenance.

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

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS 148 are effective for the Company’s financials statements issued for 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net loss	($1,568)	($5,847)	($4,235)	($12,808)
Add: intrinsic value compensation expense	85	101	169	187
Less: total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(2,104)	(2,599)	(4,331)	(5,760)

Pro-forma net loss	$(3,587)	$(8,345)	$(8,397)	$(18,381)

Weighted-average shares used in computing basic and diluted net loss per common share	3,226	3,194	3,226	3,161

Basic and diluted earnings loss per share:
As reported	$(0.49)	$(1.83)	$(1.32)	$(4.05)
Pro forma	$(1.11)	$(2.61)	$(2.60)	$(5.81)

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Total revenues
					% of Net accounts
	Three Months Ended		Six Months Ended		receivable as of

	June 30		June 30		June 30,	December 31,

	2003	2002	2003	2002	2003	2002

Customer A		15%	11%	15%
Customer B	25%	13%	20%	14%		30%
Customer C	20%	12%	16%	12%
Customer D					38%	21%
Customer E		11%		11%
Customer F					14%
Customer G					15%

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

Note 3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net loss and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30		June 30

	2003	2002	2003	2002

Net Loss	$(1,568)	$(5,847)	$(4,235)	$(12,808)
Unrealized gains (losses) on available for sale securities	—	—	—	—
Foreign exchange translation	—	(1)	—	72

Comprehensive Loss	$(1,568)	$(5,848)	$(4,235)	$(12,736)

Note 4. Goodwill and Purchased Intangibles

     SFAS 142, Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded intangible assets is impaired. This analysis requires management to make a series of critical assumptions to (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

     Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS 144 when impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	June 30, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance

NexPrise purchased technology	$7,600	$(2,353)	$5,247	$7,600	$(1,431)	$6,169
NexPrise in-process R&D	2,300	(2,300)	—	2,300	(2,300)	—
NexPrise trade name	1,700	(1,628)	72	1,700	(1,204)	496
NexPrise non-compete agreement	500	(320)	180	500	(236)	264

Total NexPrise intangibles	12,100	(6,601)	5,499	12,100	(5,171)	6,929
InfoPrise purchased technology	2,234	(73)	2,161	2,234	(13)	2,221
InfoPrise in-process R&D	399	(399)	—	399	(399)	—

Total InfoPrise intangibles	2,633	(472)	2,161	2,633	(412)	2,221

Total intangible assets	$14,733	$(7,073)	$7,660	$14,733	$(5,583)	$9,150

     NexPrise will continue to amortize the intangible asset balance of approximately $7.7 million over the remaining useful lives of the intangible assets. NexPrise purchased technology is amortized based on forecasted revenue over 5 years. InfoPrise purchased technology is amortized based on forecasted revenue over 3 years. The NexPrise and InfoPrise purchased technology assets will be fully amortized in the three months ended December 31, 2005 under the current amortization schedule. The NexPrise trade name and non-compete intangible assets are amortized using a straight line method over 2 and 3 year periods, respectively. The trade name asset will be fully amortized in the three months ended September 30, 2003 under the current amortization schedule. The non-compete asset will be fully amortized in the three months ended September 30, 2004 under the current amortization schedule. The amortization of purchased intangible assets was approximately $745,000 and $1.5 million in the three and six months ended June 30, 2003 and $2.3 million in fiscal 2002, which included $399,000 of in-process research and development. Estimated intangible amortization expense for the years ended December 31, 2003 and 2004 are $2.6 million and $2.9 million, respectively.

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

$3,643

     The following unaudited pro forma information shows the results of operations of the Company for the six months ended June 30, 2002 as if the business combinations with NexPrise and InfoPrise had occurred at the beginning of the period. In process research and development charges of $399,000 are included for the six months ended June 30, 2002. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

Six months ended
June 30, 2002

Revenue	$1,327
Net loss	$(12,908)
Per Share:
Basic and diluted net loss	$(4.08)

Note 6. Balance Sheet Details

Other Current Assets

     Other current assets of $331,000 and $841,000 as of June 30, 2003 and December 31, 2002, respectively, are comprised primarily of prepaid royalties, current deposits and other receivables.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Deposits and other	$382	$323
Deferred debt offering costs, net of accumulated amortization of $485 and $461 respectively	130	154
Employee notes receivable and accrued interest	80	78
Long-term investments, cost method	500	613

Total other long-term assets	$1,092	$1,168

Note 7. Equity Investments

     The following table outlines the Company’s equity investments in its marketplace companies as of June 30, 2002 and 2003 (in thousands, except percentage data):

	Carrying
	Value at		Carrying Value	Percentage
	December	Equity Loss	at June 30,	Ownership at
Activity in 2002	31, 2001	of Investee	2002	June 30, 2002

Amphire	$412	$382	$30	33%
Ketera (fka MarketMile)	2,621	1,911	710	23%

		Percentage
	Carrying Value	Ownership at June
	at June 30, 2003	30, 2003

Amphire	$0	0%
Ketera (fka MarketMile)	0	0.5%

     In March 2003, Ketera (fka MarketMile) secured an additional round of funding that NexPrise did not participate in. As a result, NexPrise’s ownership percentage of Ketera has decreased to 0.5%.

     The investment loss in the three months ended June 30, 2003, reflects a write-down of approximately $113,000 for impairment deemed to be other than temporary of an investment accounted for using the cost method. The investment losses of approximately $1.1 million and $2.5 million in the three and six months ended June 30, 2002, respectively, consist of equity losses in the marketplace companies in which we had a significant ownership percentage and approximately $186,000 of write-downs taken in the three months ended March 31, 2002, for impairment deemed to be other than temporary of an investment accounted for using the cost method.

Note 8. Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes due in 2007 with a face value of $3,040,000, a common stock conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. As of June 30, 2003, no amount of the notes had been converted into NexPrise common stock. In April 2000, NexPrise issued $250 million of convertible subordinated notes due in 2007, bearing annual interest at 6% and convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share. The Company subsequently repurchased $241.2 million of these notes during 2001. Approximately $8.8 million of the convertible subordinated notes remained outstanding as of June 30, 2003 and December 31, 2002.

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

Discontinued Marketplace Companies Formerly Known as Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of June 30, 2003, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 10. Accrued Expenses

     Accrued expenses were comprised of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Accrued marketing expenses	$16	$16
Accrued consulting expenses	83	93
Accrued interest payable	315	296
Accrued professional fees	202	253
Accrued restructuring costs	—	505
Other accrued liabilities	672	1,211

	$1,288	$2,374

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

     The Company recognized $169,000 and $187,000 in stock compensation expense for the six months ended June 30, 2003 and 2002, respectively.

Note 12. Settlement, Restructuring and Discontinued Operations

     During the year ended December 31, 2001, the Company took actions to improve efficiencies and reduce operating costs, including employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss from continuing operations.

     The Company paid approximately $12,000 in severance payments during the quarter ended March 31, 2003. In the quarter ending June 30, 2003, the Company reversed an accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years have passed since the related activity ceased and no actual charges have been, or are now expected to be, paid. At June 30, 2003, and December 31, 2002, the Company had restructuring accruals and reserves of $0 and $505,000, respectively. An analysis of activity is as follows (in thousands):

Accruals at December 31, 2002	$505
Activity	(12)

Accruals at March 31, 2003	$493

Activity	(493)

Accruals at June 30, 2003	$—

     During the three months ended June 30, 2003 the Company reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years have passed since the related activities ceased and no actual charges have, or are now expected to be, paid.

Note 13. Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FASB 145 also amends SFAS 13 with respect to sale-leaseback transactions. We adopted SFAS 145 on January 1, 2003 and have reported a gain on the extinguishment of debt in the three months ended June 30, 2003 as other income in the results of operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. NexPrise will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 were effective for financial statements beginning with the first quarter of calendar year 2003. The Company does not believe that the adoption of FIN 45 will have a material impact on the consolidated financial position and results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of June 30, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement is not expected to have a significant impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on the Company’s consolidated financial statements.

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

Overview

     We are a seller of business process applications and collaborative solutions for program management and quote management. Our revenue primarily consists of subscriptions of bundled licenses, post contract support and, in most cases, hosting services and also includes perpetual licenses.

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

     On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes convertible into the Company’s common stock, due in 2007, with a face value of $3,040,000 and a per share common stock conversion price of $18.75. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of June 30, 2003, 1,820 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next 12 months as we continue to develop and enhance our technology and service offerings and build our customer base.

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

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

     Revenue Recognition. Revenue is made up primarily of subscriptions of bundled term licenses, post contract support and, in most cases, hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. In instances where maintenance is bundled with license of software products, such maintenance terms are typically one year. Revenue for training or consulting services that are not bundled with a subscription is recognized based on achievement of billable milestones as written in the contract or upon contract completion and currently makes up less than 10% of overall revenue. Perpetual license revenue is recognized using the residual method described in Statement of Position (“SOP”) No. 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE of the fair value of maintenance for license agreements with and without stated renewal rates is based on the Company’s price list. VSOE of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate. VSOE for training or consulting is based upon separate sales of these services. When software services are considered essential or the arrangement involves significant customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours, or upon completion of services. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires perpetual license revenue to be taken ratably over the contract period.

     Until VSOE was established for maintenance in the three months ended June 30, 2003, perpetual license revenue was taken ratably over the term of the maintenance period. In the three months ended June 30, 2003, we established VSOE for maintenance. Approximately 13% of the reported revenue for that period is made up of perpetual licenses recognized upon delivery of the software. Our revenue recognition policy is in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended, and Staff Accounting Bulletin 101. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

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

     The fair value of the remaining long-term investment is dependent on the performance of the entity in which the Company has invested, as well as volatility inherent in the external markets for this investment. In assessing potential impairment for this investment the Company considers these factors as well as forecasted financial performance of its investee. If these forecasts are not met the Company may have to record additional impairment charges not previously recognized.

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

Results of Operations

     Revenues. NexPrise reported $1,002,000 and $1,723,000 of revenue for the three and six months ended June 30, 2003, an increase of 53% over the $653,000 reported for the three months ended June 30, 2002 and 30% over the $1,327,000 reported for the six months ended June 30, 2002. The increase was driven by products and services sold to new customers as well as increased capacity sold to existing customers. The revenue is made up primarily of bundled subscriptions and maintenance and licenses for the Company’s collaborative commerce and business process automation solutions generated subsequent to our August 8, 2001 acquisition of privately-held NexPrise, Inc. and our February 2002 acquisition of privately-held InfoPrise, Inc. Approximately 79% of the revenue recognized for the three months ended June 30, 2003 consisted of revenue being recognized ratably over the contract term and is made up of bundled subscriptions and perpetual licenses, with maintenance, sold prior to the establishment of VSOE for maintenance. Approximately 13% of the revenue recognized for the three months ended June 30, 2003 consisted of perpetual license revenue recognized when the software was delivered and not ratably over the contract. Approximately 8% of the revenue recognized for the three months ended June 30, 2003 consisted of consulting and training. Revenue for the three and six months ended June 30, 2002 was substantially all bundled subscriptions to term licenses with maintenance and, in most cases, included hosting.

     Cost of Product Licenses and Services. The cost of product licenses and services was $305,000 and $586,000 in the three and six months ended June 30, 2003, a decrease of 28% and 21% from the $424,000 reported in the three months ended June 30, 2002 and $741,000 reported in the six months ended June 30, 2002. These costs consisted primarily of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance and technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution. The decrease was primarily due to lower hosting, maintenance and technical support services expenses realized when the Company rationalized its hosting environment in the second half of 2002.

     Cost of Amortization of Purchased Technology. Amortization of the developed technology intangible assets acquired in the purchases of NexPrise in August 2001 and InfoPrise in February 2002 was $491,000 and $982,000 in the three and six months ended June 30, 2003, an increase of 122% for each period. These assets are being amortized based on forecast revenue and will be fully amortized in 2005.

     Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. R&D expenses were approximately $556,000 and $1.4 million during the three and six months ended June 30, 2003, a decrease of 64% from the $1.6 million reported for the three months ended June 30, 2002, and 59% from the $3.4 million reported for the six months ended June 30, 2002. The decrease resulted from a $191,000 reversal of an estimated liability originally accrued in 2001 and reductions in workforce. The accrual reversal was made on the basis that, consistent with Company policy, two years had passed since that estimated liability had been accrued and no actual charges related to that liability had been, or are now expected to be, paid. To date, all software development costs have been expensed in the period incurred. We believe that continued investments in research and development are required to remain competitive.

     In Process Research and Development. The Company expensed $399,000 of acquired in-process research and development for the six months ended June 30, 2002. No such expenses were incurred during any of the other reported periods. The in-process research and development was acquired as a result of the purchase of InfoPrise in February 2002. The Company determined the amount of in process research and development through an independent valuation performed in connection with the allocation of the InfoPrise purchase price.

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses were approximately $954,000 and $1.9 million during the three and six months ended June 30, 2003, a decrease of 40% from the $1.6 million reported for the three months ended June 30, 2002 and 41% from the $3.3 million reported for the six months ended June 30, 2002. The decrease was driven by reductions in workforce and reduced spending on marketing programs. The Company expects sales and marketing expenses in future quarters to increase as investments are made in the personnel and programs needed to acquire new customers.

     General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses were approximately $917,000 and $1.6 million for the three and six months ended June 30, 2003, a decrease of 37% from the $1.5 million reported for the three months ended June 30, 2002 and of 49% from the $3.2 million reported for the six months ended June 30, 2002. The decrease was driven by reductions in infrastructure costs and reductions in workforce.

     Restructuring & Settlement. In the three months ended June 30, 2003, the Company reversed a restructuring and settlement accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years have passed since the related activity ceased and no actual charges have been, or are now expected to be, paid. The reversal resulted in a credit of $493,000 being reported on the restructuring line of the statement of operations.

     Interest Expense. Interest expense was $189,000 and $378,000 in the three and six months ended June 30, 2003, a decrease of 1.6% from the $192,000 reported for the three months ended June 30, 2002 and an increase of 2% from the $369,000 reported in the six months ended June 30, 2002. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000, the convertible promissory note issued in association with the purchase of InfoPrise in February 2002 and, to a lesser extent, financed equipment and other financing arrangements. With respect to the subordinated notes, approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at June 30, 2003. In addition, the remaining deferred offering costs of approximately $175,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000 is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity. See Note 8 for further details on the outstanding notes.

     Interest Income and Other, Net. Interest income and other, net, was $128,000 and $161,000 in the three and six months ended June 30, 2003, an increase of $54,000 from the $74,000 reported for the three months ended June 30, 2002 and of $67,000 from the $94,000 reported for the six months ended June 30, 2002. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. The increase in the three months ended June 30, 2003 is due to the reversal of estimated taxes associated with the gain from retirement of bonds in 2001. All tax returns have been filed and no liability was incurred. The increase in the six months ended June 30, 2003 is due to the aforementioned reversal and the fact that a $72,000 foreign exchange loss was incurred in 2002 that was not incurred in 2003.

     Investment Losses. Investment loss for the three and six months ended June 30, 2003 was $113,000, a 90% decrease from the $1.1 million reported for the three months ended June 30, 2002 and 95% decrease from the $2.5 million reported for the six months ended June 30, 2002. The 2003 loss is a write-down for impairment deemed to be other than temporary of an investment accounted for using the cost method. The investment loss of $1.1 million reported in the three months ended June 30, 2002 reflects equity losses in the marketplace companies in which we had a significant ownership percentage. The investment loss of $2.5 million reported for the six months ended June 30, 2002 reflects equity losses of $2.3 in the marketplace companies in which we had a significant ownership percentage in and a $186,000 write-down for impairment deemed to be other than temporary of an investment accounted for using the cost method. The book value of the remaining investment was approximately $500,000 as of June 30, 2003. The remaining investment is accounted for using the cost method.

     Loss from continuing operations. As a result of the changes described above, the net loss from continuing operations was approximately $1.6 million and $4.2 million for the three and six months ended June 30, 2003, a decrease of 73.2% from the $6.0 million net loss reported for the three months ended June 30, 2002 and of 67% from the $12.8 million reported for the six months ended June 30, 2002.

     Gain from discontinued operations. In the quarter ended June 30, 2003, the Company reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years have passed since the related activities ceased and no actual charges have, or are now expected to be, paid.

Liquidity and Capital Resources

     As of June 30, 2003 NexPrise had approximately $8.3 million of cash, cash equivalents, short-term investments and restricted cash; working capital was approximately $5.8 million.

     Net cash used in operating activities was approximately $1.9 million for the six months ended June 30, 2003 compared to $9.5 million of net cash used in operating activities for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 is primarily attributable to the net loss for the period less non-cash expenses. Non-cash items primarily consisted of depreciation and amortization of $1.7 million. The cash flows used in operating activities were partially offset by decreases in accounts receivable, prepaid expenses and other current assets.

     Net cash used in investing activities totaled $31,000 for the six months ended June 30, 2003, compared to net cash used in investing activities of $2.5 million for the six months ended June 30, 2002. During the six months ended June 30, 2002, the Company had net sales and maturities of approximately $4.0 million of short-term investments, received cash of approximately $1.0 million as part of the acquisition of InfoPrise and a decrease in restricted cash of $520,000.

     Net cash used in financing activities was $100,000 for the six months ended June 30, 2002 and resulted primarily from the principal payments on our capital lease obligations. This lease was paid in full as of June 30, 2002.

     Management believes the Company has adequate cash to sustain operations at least through 2003 and is managing its business to achieve positive cash flow utilizing existing assets. During 2002 the Company continued to reduce ongoing operating expenses by renegotiating its lease commitments, reducing purchases of other services and making workforce reductions. It is management’s belief that the adjustments to spending that have been made, combined with receipts expected from customer contracts currently in place and new customer contracts expected to be signed in 2003 and thereafter will provide the additional resources required to achieve positive cash flow. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

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

Contractual Obligations

     The following table summarizes the company’s contractual obligations and commercial commitments as of June 30, 2003 (in thousands):

	Payments Due by Period

		Remainder
Contractual Obligations	Total	of 2003	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$11,843	$—	$—	$11,843	$—
Hosting agreement	208	208	—	—	—
Operating leases (a)	1,372	730	422	220	—

Total contractual obligations	$13,423	938	$422	$12,063	$—

     (a)  Operating lease has not been offset by expected sublease income of approximately $617,000

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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements May Cause our General and Administrative Expenses to Increase and Impact our Future Financial Position and Results of Operations

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq and proposed accounting changes by the Securities and Exchange Commission, we may be required to hire additional personnel and will utilize additional outside legal, accounting and advisory services, all of which would cause our general and administrative costs to increase beyond what we currently have planned. Insurers may also increase premiums as a result of the high claims rates incurred in past years, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, may increase. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

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

Adopting a Business Model That Includes the Sale of Perpetual Licenses to our Software Products May Not Result in Continued Immediate Recognition of License Revenue

     We expect to sell a greater proportion of perpetual software licenses and fewer subscriptions to term licenses in coming quarters. When certain criteria are met, including the establishment of vendor specific objective evidence (VSOE) for the prices of the elements sold in an arrangement that includes perpetual licenses, the sale of a perpetual software licenses can result in the recognition of the revenue for the perpetual license in the period in which it is delivered. If NexPrise is able to meet these criteria during 2003, revenue for arrangements that include a perpetual license will be recognized sooner than under a subscription method of accounting and, therefore, revenue growth in the period in which the licenses are sold will be greater than it would have been under the subscription method. There can be no assurance that NexPrise will be able to maintain VSOE or meet all the other criteria required to transition to a perpetual license model. If the criteria are not met the revenue for the perpetual license portion of the arrangement will likely be recognized over the term of the maintenance period and will not be recognized upon delivery of the perpetual license. If that is the case, revenue growth will not accelerate due to the inclusion of perpetual licenses in our sales mix.

We May Not Be Able to Sustain VSOE and May Therefore be Forced to Restate Quarterly Revenue and Operating Results

     We established VSOE for maintenance in the second quarter of 2003 and began recognizing perpetual license revenue upon delivery of the license. If we are unable to continuously meet the criteria required to maintain VSOE during the rest of 2003 we may be required to restate perpetual license revenue in prior quarters as if VSOE had never been established. This restating of perpetual license revenue from up front recognition to ratable recognition over the maintenance period would have a material negative impact on our revenue and operating profit and could expose the Company to stockholder litigation.

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

We Anticipate Our Operating Results Will Fluctuate Significantly from Quarter-to-Quarter

     Important factors that could cause our quarterly results to fluctuate materially include:

•	the timing of obtaining new customers (length of sales cycle);

•	the timing of deploying services for new customers;

•	the proportion of perpetual licenses sold in place of subscriptions;

•	the timing and magnitude of operating expenses and capital expenditures;

•	costs related to the various third-party technologies we incorporate into our products;

•	utilization of third party data center services and technology infrastructure;

•	changes in our pricing policies or those of our competitors; and

•	the amount of credits that we may be required to issue to our current customers if we fail to deliver our services pursuant to contractual arrangements.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

     We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $1.6 million during the three months ended June 30, 2003. As of June 30, 2003 we had an accumulated deficit of approximately $629 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

We Operate in a Highly Competitive Market and Our Inability to Compete Successfully Against New Entrants and Established Companies Could Adversely Affect Our Market Share

     Our target market is rapidly evolving and is highly competitive. It may be characterized by an increasing number of market entrants, as many companies may find a technological path around existing barriers to entry.

     We already have competition from a diverse group of companies, including companies such as MatrixOne and PTC. In addition, providers of various software products such as Oracle, IBM, PeopleSoft and SAP may expand their product offerings to be competitive with us in the future.

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

We Are Dependent Upon Outsourcing Providers for Provision of the Hosted Environment for our Customers; Connection and Performance Issues Have Occurred and May Recur

     We rely on third-party providers for our data center services, principal Internet connections and data hosting. This hosted environment is critical to the provision of our software to many of our customers and if the environment does not work well, is cut-off or fails, our customers would be unable to use our solution. We have experienced and may continue to experience interruptions and delays in service and availability for such services. We have signed an agreement with a new vendor to provide the hosted environment, but there can be no assurance that the new provider will provide service to the full satisfaction of our customers. Furthermore, we rely on these third party providers to respond promptly to requests we make for changes to our hardware, networking and telecommunications configuration in order to deliver our products and services to our customers. Any failures, security breaches, interruptions, or delays experienced or caused by these third party providers could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

     Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event at our company or any third party provider. Our and their operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our and their network infrastructure is located in California, an area susceptible to earthquakes. In the recent past, the western United States (and California, in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our and their operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. We do not have, and our third party providers may not have, multiple site capacity for all of our services in the event of any such occurrence. Despite implementation of network security measures, the servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, systems are vulnerable to coordinated attempts to overload them with data, which could result in denial or reduction of service to some or all of our users for a period of time. Furthermore, the failure by the third party providers to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable or insecure. We have experienced system failures from time to time. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Our Financial Performance and Workforce Reductions May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

     In connection with the evolution of our business model and in order to reduce our cash expenses, we have enacted a number of changes in personnel. Over the past two years, this includes changes to virtually all executive management, resignation of most of the original board of directors, significant workforce reductions and transfers of several employees. The significant changes in personnel may adversely affect morale and the Company’s ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

If We Fail to Comply with Nasdaq Rules, Our Common Stock May Be Delisted from Nasdaq, Which Could Eliminate the Trading Market for Our Common Stock

     If we fail to meet the criteria for continued listing on Nasdaq, our common stock may be delisted from Nasdaq. The Nasdaq National and SmallCap Markets have a number of criteria companies are required to meet in order to stay listed on Nasdaq. Those criteria include maintaining a minimum bid price of at least $1 per share and maintaining stockholder’s equity of at least $2.5 million for the Nasdaq SmallCap Market. If NexPrise is unable to maintain the $1 per share minimum bid price or if ongoing reported losses drive stockholder’s equity below the $2.5 million threshold, the Company may be delisted from Nasdaq. If the stock is delisted, it would significantly decrease the liquidity of an investment in NexPrise common stock. In addition, following delisting, the stock could be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

Our Business Will Suffer If We Do Not Enhance Our Product or Introduce New Features to Meet Changing Customer Requirements

     The market for software and services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. If we do not develop technology that can respond to these changes we will find it very difficult to attract new customers. In particular, we are designing our technology to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We can make no assurances, however, that future customers will continue to use these products. Even if they do, as new versions of these products are released, we will need to adapt our technology to keep pace with changes made to hardware and software configurations and network infrastructures.

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

Government Contracts and Compliance With Government Regulations May Subject Us to Increased Administrative Burdens and Risks That May Increase the Cost of Doing Business

     As a result of increased contracting with Federal, state and local agencies and their primary contractors, we may become subject to additional laws and regulations not currently applicable to us thereby increasing our administrative burdens. Furthermore, we must comply with any new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. Compliance with any newly adopted laws may prove difficult and may harm our business, operating results and financial condition.

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

     Recent political events, including the U.S. military action in the Middle East, have put further pressure on economic conditions. The potential turmoil that may result from such events contribute to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position

Our Common Stock Price is Especially Volatile Which Could Result in Substantial Losses to Investors

     The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our common stock reached a high of $3,652.50 and traded as low as $8.85 during 2000, and had a high of $64.65 and low of $1.80 during 2001. Our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. On June 30, 2003 the last reported sales price on The Nasdaq SmallCap Market was $3.15.

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

Interest Rate Sensitivity

     We are also exposed to interest rate risk related to our investment portfolios. We have performed a sensitivity analysis as of June 30, 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at June 30, 2003. The sensitivity analysis at June 30, 2003 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the lead underwriter for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits have been consolidated as In re Ventro Corp. Sec. Litigation, Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. On July 30, 2002, the Company and other defendants named in the action filed motions to dismiss. On June 30, 2003, the Court granted in part and denied in part the motions to dismiss. The plaintiffs filed an amended complaint May 15, 2003. On July 14, 2003 the Company and the individual defendants filed a motion to dismiss certain allegations of the amended complaint. No discovery has taken place, and the Court has not set a trial date. The Company believes that the claims are without merit and intends to defend the case vigorously.

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

     In recent months, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in continuing discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants in the IPO Allocation Litigation, including the Company. In June 2003, a memorandum of understanding was entered into by and among the plaintiffs, liaison counsel for the issuer defendants and counsel for the insurers which would result in dismissal of the action against the issuers, including the Company, on terms that would not require any current payment by the Company and are believed by the Company’s board of directors to carry only a remote risk that any future payment by the Company would be required. In addition, the plaintiffs would release the Company and its officers and directors from the claims that have been asserted against them in the IPO Allocation Litigation as a part of the proposed settlement. On June 30, 2003, the Company’s board of directors approved the memorandum of understanding and authorized the Company to enter into the proposed settlement. The memorandum of understanding and proposed settlement are expected to be submitted to the Court for its required approval shortly. The IPO Allocation Litigation in general, and the litigation against the Company in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial.

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

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders in Palo Alto, California on April 17, 2003. Of the 3,225,900 shares outstanding as of March 10, 2003, the record date, 2,236,735 shares were present or represented by proxy at the meeting. At the meeting the following actions were voted upon:

     1) To elect the following five (5) directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

	For	Authority Withheld

Ted Drysdale	2,232,797	3,938
David P. Perry	2,225,912	10,823
Thomas Insley	2,224,007	12,728
Donald Westerheide	2,224,976	12,759
Daniel Jess	2,224,007	12,728

     2) To approve the appointment of Ernst & Young LLP as the independent auditors of NexPrise for fiscal year 2003:

For	Against	Abstain

2,224,673	10,721	1,341

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q. Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number	Description

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

A Report on Form 8-K was furnished on April 24, 2003 (Item 12). The report contained information announcing Nexprise, Inc. earnings release issued on April 24, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 04, 2003.

NEXPRISE, INC.

By:	/s/ JEROME E. NATOLI

Jerome E. Natoli Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002