Form 10-Q
period 2003-09-30
NEXPRISE INC
filed 2003-11-14
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [✓]

     On September 30, 2003, 3,236,223 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

NEXPRISE, INC.
FORM 10-Q

NEXPRISE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,706	$3,225
Short-term investments	5,000	7,050
Accounts receivable - net of reserves of $101 and $102	432	560
Prepaid expenses	357	671
Other current assets	283	841

Total current assets	8,778	12,347
Property and equipment, net	99	339
Intangible assets, net	7,056	9,150
Other long-term assets, net	582	1,168

Total assets	$16,515	$23,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95	$160
Accrued compensation	648	646
Accrued expenses	1,619	2,374
Deferred revenue	1,473	711
Accrued liabilities relating to discontinued operations	—	336

Total current liabilities	3,835	4,227
Notes payable	11,843	11,843
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, no par value: 2,500 shares authorized: none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 3,236 & 3,230 shares issued and outstanding	10	10
Additional paid-in capital	631,775	631,764
Deferred compensation	(195)	(416)
Accumulated deficit	(630,906)	(624,576)
Accumulated other comprehensive income	153	152

Total stockholders’ equity	837	6,934

Total liabilities and stockholders’ equity	$16,515	$23,004

(1)  Derived from December 31, 2002 audited consolidated financial statements. See accompanying notes to consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$814	$728	$2,537	$2,055
Costs and expenses
Cost of product licenses and services	238	407	824	1,148
Cost of amortization of purchased technology	491	221	1,473	662
Research and development	749	1,044	2,099	4,403
In process research and development	—	—	—	399
Sales and marketing	1,068	1,274	2,989	4,534
General and administrative	631	1,117	2,247	4,297
Restructuring & settlement (benefit)	—	—	(493)	—

Total costs and expenses	3,177	4,063	9,139	15,443

Operating loss	(2,363)	(3,335)	(6,602)	(13,388)
Interest expense	(189)	(190)	(567)	(559)
Interest income and other, net	57	63	218	157
Investment income (loss)	400	1,060	287	(1,420)

Loss from continuing operations	(2,095)	(2,402)	(6,664)	(15,210)
Gain from discontinued operations	—	—	334	—

Net loss	$(2,095)	$(2,402)	$(6,330)	$(15,210)

Basic and diluted loss per share from continuing operations	$(0.65)	$(0.75)	$(2.06)	$(4.77)
Basic and diluted gain per share from discontinued operations	$—	$—	$0.10	$—
Basic and diluted net loss per share	$(0.65)	$(0.75)	$(1.96)	$(4.77)
Weighted average common shares outstanding in computing basic and diluted net loss per share	3,233	3,209	3,229	3,187

See accompanying notes to consolidated financial statements

NEXPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended

	2003	2002

	(In thousands)
Operating Activities
Net loss	$(6,330)	$(15,210)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation	277	1,347
- Amortization of other intangible assets	2,094	1,823
- Amortization of deferred stock-based compensation	221	288
- Restructuring and settlement charges	(493)	—
- Investment losses	613	1,420
- Gain on sale of investment	(400)	—
- Gain from retirement of convertible notes	(100)	—
- Non-cash charges related to stock-option grants	—	29
Changes in operating assets and liabilities:
- Accounts receivable	128	315
- Prepaid expenses	314	—
- Other current assets	558	(745)
- Other long term assets	(527)	(603)
- Accounts payable	(65)	(453)
- Accrued compensation	3	(473)
- Accrued expenses	(262)	(1,502)
- Deferred revenue	760	246
- Accrued liabilities relating to discontinued operations	(336)	(191)

Net cash used in operating activities	(3,545)	(13,709)

Investing Activities
Purchase of property and equipment	(37)	—
Purchases of short-term investments	—	(24,601)
Sale and maturities of short-term investments	2,050	25,152
Decrease in restricted cash	—	520
Cash received on sale of investment	1,000	—
Cash acquired on purchase of InfoPrise	—	1,029

Net cash provided by investing activities	3,013	2,100

Financing Activities
Principal payments on capital lease obligations	—	(114)
Net proceeds from issuance of stock options and common stock	11	2

Net cash provided by (used in) financing activities	11	(112)

Foreign currency translation	2	81
Net decrease in cash and cash equivalents	(519)	(11,640)
Cash and cash equivalents at beginning of period	3,225	13,565

Cash and cash equivalents at end of period	2,706	1,925

Supplemental disclosure of noncash activities:
Issuance of shares in connection with the acquisition of InfoPrise	$—	$794
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of InfoPrise	$—	$(316)
Issuance of convertible notes relating to InfoPrise acquisition	$—	$3,040

See accompanying notes to consolidated financial statements

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1. Description of Business

     NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a seller of business process applications and collaborative solutions for program management and quote management.

     As of September 30, 2003, the Company had working capital of approximately $5.0 million and stockholders’ equity of approximately $837,000. During the three months ended September 30, 2003, the Company used cash and cash equivalents in operating activities of approximately $1.6 million, an increase of approximately $400,000 from the $1.2 million used in the three months ended June 30, 2003. The increase in cash used in operating activities in the three months ended September 30, 2003 was primarily due to an insurance prepayment and higher salaries and benefits. Management believes it has sufficient working capital to support the Company’s planned activities through 2003 and beyond.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Revenue Recognition

     For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with SOP No. 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin 101.

     Term licenses

     Term license revenue includes bundled term licenses, post contract support and, in most cases, hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. In instances where maintenance is bundled with licenses of software products, such maintenance terms are typically one year.

     Perpetual licenses

     Perpetual license revenue is recognized using the residual method described in Statement of Position (“SOP”) No. 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE of the fair value of maintenance for license agreements with and without stated renewal rates is based on the Company’s price list. VSOE of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate. VSOE for training or consulting is based upon separate sales of these services. When software services are considered essential or the arrangement involves significant customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours, or completed contract method. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires perpetual license revenue to be taken ratably over the contract period.

     NexPrise had not yet established VSOE for maintenance prior to March 31, 2003, and therefore is recognizing the revenue from license agreements entered into prior to March 31, 2003 ratably over the maintenance period. NexPrise established VSOE in the three months ended June 30, 2003.

     Training and Consulting

     Revenue for training or consulting services is recognized based on achievement of billable milestones as written in the contract, upon contract completion or on a time and materials basis.

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

          The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

          Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of FAS 123. Stock-based awards have been valued using the Black-Scholes option-pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation.

     The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee Stock Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Expected life (in years)	3.00	3.00	3.00	3.00
Risk-free interest rate	2.29%	1.92%	2.03%	1.92%
Expected Volatility	80%	1.42%	76%	1.42%

          The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

          For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flow. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss	($2,095)	($2,402)	($6,330)	($15,210)
Add: intrinsic value compensation expense	52	101	221	288
Less: total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(1,742)	(2,545)	(6,073)	(8,305)

Pro-forma net loss	$(3,785)	$(4,846)	$(12,182)	$(23,227)

Weighted-average common shares outstanding in computing basic and diluted net loss per share	3,233	3,209	3,229	3,187

Basic and diluted net loss per share:
As reported	$(0.65)	$(0.75)	$(1.96)	$(4.77)
Pro forma	$(1.17)	$(1.51)	$(3.77)	$(7.29)

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Total revenues
					% of Net accounts
	Three Months Ended		Nine Months Ended		receivable as of

	September 30		September 30		September 30,	December 31,

	2003	2002	2003	2002	2003	2002

Customer A	11%	14%	11%	14%
Customer B	14%	13%	18%	13%		30%
Customer C	23%	11%	19%	11%
Customer D		10%		11%
Customer E						21%
Customer F					10%
Customer G					26%
Customer H					13%
Customer I					13%

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

Note 3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net loss and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30		September 30

	2003	2002	2003	2002

Net loss	$(2,095)	$(2,402)	$(6,330)	$(15,210)
Foreign exchange translation	2	8	2	80

Comprehensive loss	$(2,093)	$(2,394)	$(6,328)	$(15,130)

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

     Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS 144 when impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	September 30, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance

NexPrise purchased technology	$7,600	$(2,814)	$4,786	$7,600	$(1,431)	$6,169
NexPrise in-process R&D	2,300	(2,300)	—	2,300	(2,300)	—
NexPrise trade name	1,700	(1,700)	—	1,700	(1,204)	496
NexPrise non-compete agreement	500	(362)	138	500	(236)	264

Total NexPrise intangibles	12,100	(7,176)	4,924	12,100	(5,171)	6,929
InfoPrise purchased technology	2,234	(102)	2,132	2,234	(13)	2,221
InfoPrise in-process R&D	399	(399)	—	399	(399)	—

Total InfoPrise intangibles	2,633	(501)	2,132	2,633	(412)	2,221

Total intangible assets	$14,733	$(7,677)	$7,056	$14,733	$(5,583)	$9,150

     NexPrise will continue to amortize the intangible asset balance of approximately $7.1 million over the remaining useful lives of the intangible assets. NexPrise purchased technology is amortized based on forecasted revenue over 5 years. InfoPrise purchased technology is amortized based on forecasted revenue over 3 years. The NexPrise and InfoPrise purchased technology assets will be fully amortized in the three months ended December 31, 2005 under the current amortization schedule. The NexPrise trade name and non-compete intangible assets are amortized using a straight-line method over 2 and 3 year periods, respectively. The trade name asset was fully amortized in the three months ended September 30, 2003. The non-compete asset will be fully amortized in the three months ended September 30, 2004 under the current amortization schedule. The amortization of purchased intangible assets was approximately $604,000 and $2.1 million in the three and nine months ended September 30, 2003 and $2.3 million in fiscal 2002, which included $399,000 of in-process research and development. Estimated intangible amortization expense for the years ended December 31, 2003 and 2004 are $2.6 million and $2.9 million, respectively.

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

     The following table summarizes the forms of consideration and their fair values (in thousands, except share data):

Convertible promissory note	$3,040
Restricted stock (92,565 shares)	361
Employee stock options assumed	117
Liabilities assumed and transaction costs	125

Total purchase consideration	$3,643

     A summary of the InfoPrise purchase transaction is shown below (in thousands):

Tangible assets	$1,010
Developed technology	2,234
In process research and development	399

$3,643

     The following unaudited pro forma information shows the results of operations of the Company for the three and nine months ended September 30, 2002 as if the business combination with InfoPrise had occurred at the beginning of the period. In process research and development charges of $399,000 are included for the three and nine months ended September 30, 2002. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands except per share data).

	Three and Nine
	Months Ended
	September 30,

	2002	2002

Revenue	$728	$2,055
Loss before extraordinary items	$(2,402)	$(15,310)
Net loss	$(2,402)	$(15,310)
Basic and diluted net loss per share before extraordinary item	$(0.75)	$(4.80)
Basic and diluted net loss per share:	$(0.75)	$(4.80)

Note 6. Balance Sheet Details

Other Current Assets

     Other current assets of $283,000 and $841,000 as of September 30, 2003 and December 31, 2002, respectively, are comprised primarily of prepaid royalties, current deposits and other receivables.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002

Deposits and other	$382	$323
Deferred debt offering costs, net of accumulated amortization of $496 and $461 respectively	119	154
Employee notes receivable and accrued interest	81	78
Long-term investments, cost method	—	613

Total other long-term assets	$582	$1,168

On September 30, 2003, the Company sold its interest in Ingenuity Systems, a long-term investment accounted for under the cost method, to an unrelated party for cash proceeds of $1 million. As a result, a gain of $400,000 was recorded representing the proceeds of the sale less the carrying value of $500,000 and a fee under a net proceeds income agreement payable to DDP Ventures in the amount of $100,000. DPP Ventures is a related party owned by a former Chief Executive Officer of the Company and pursuant to the Net Proceeds Agreement signed in 2001, DDP Ventures is entitled to 10% of the net proceeds received by the Company for the liquidation of each of certain named investment assets.

Note 7. Equity Investments

     The following table outlines the Company’s equity investments in its marketplace companies as of September 30, 2002 and 2003 (in thousands, except percentage data):

	Carrying				Percentage
	Value at			Carrying Value at	Ownership at
	December	Additional	Equity Loss	September 30,	September 30,
Activity in 2002	31, 2001	Investment	of Investee	2002	2002

Amphire	$412	—	$412	$0	0%
Ketera (fka MarketMile)	2,621	—	2,621	0	23%

		Percentage
	Carrying Value at	Ownership at
	September 30, 2003	September 30, 2003

Amphire	$0	0%
Ketera (fka MarketMile)	0	0.5%

     In March 2003, Ketera (fka MarketMile) secured an additional round of funding that NexPrise did not participate in. As a result, NexPrise’s ownership percentage of Ketera has decreased to 0.5%.

     The $287,000 investment gain reported for the nine months ended September 30, 2003 reflects the $400,000 gain described in Note 6 offset by a $113,000 write-down taken in the three months ended June 30, 2003 for an impairment of long-term investments deemed to be other than temporary. This investment was accounted for using the cost method. The investment gain of approximately $1.1 million and loss of $1.4 million in the three and nine months ended September 30, 2002, respectively, consist of equity losses in the marketplace companies in which we had a significant ownership percentage and approximately $186,000 of write-downs taken in the three months ended March 31, 2002, for impairment deemed to be other than temporary of an investment accounted for using the cost method.

Note 8. Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes due in 2007 with a face value of $3,040,000, a common stock conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. As of September 30, 2003, no amount of the notes had been converted into NexPrise common stock. In April 2000, NexPrise issued $250 million of convertible subordinated notes due in 2007, bearing annual interest at 6% and convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share. The Company subsequently repurchased $241.2 million of these notes during 2001. Approximately $8.8 million of the convertible subordinated notes remained outstanding as of September 30, 2003 and December 31, 2002.

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

Discontinued Marketplace Companies Formerly Known as Promedix and Chemdex

     Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of September 30, 2003, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 10. Accrued Expenses

     Accrued expenses were comprised of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Accrued marketing expenses	$16	$16
Accrued consulting expenses	83	93
Accrued interest payable	492	296
Accrued professional fees	265	253
Accrued restructuring costs	—	505
Other accrued liabilities	763	1,211

	$1,619	$2,374

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

     The Company recognized $221,000 and $288,000 in stock compensation expense for the nine months ended September 30, 2003 and 2002, respectively.

Note 12. Settlement, Restructuring and Discontinued Operations

     During the year ended December 31, 2002, the Company took actions to improve efficiencies and reduce operating costs, including employee and contractor terminations, consolidation of facilities, and settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss from continuing operations.

     The Company paid approximately $12,000 in severance payments during the quarter ended March 31, 2003. In the quarter ending June 30, 2003, the Company reversed an accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity ceased and no actual charges had been, or are now expected to be, paid. At September 30, 2003, and December 31, 2002, the Company had restructuring accruals and reserves of $0 and $505,000, respectively. An analysis of activity is as follows (in thousands):

Accruals at December 31, 2002	$505
Activity	(12)

Accruals at March 31, 2003	$493

Activity	(493)

Accruals at June 30 and September 30, 2003	$—

     During the three months ended June 30, 2003 the Company reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activities ceased and no actual charges had been, or are now expected to be, paid.

Note 13. Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after September 15, 2003. The adoption of EITF Issue No. 00-21 has not had a significant impact on the Company’s results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of September 30, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement is not expected to have a significant impact on the Company’s results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

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

     On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes convertible into the Company’s common stock, due in 2007, with a face value of $3,040,000 and a per share common stock conversion price of $18.75. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of September 30, 2003, 1,820 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next 12 months as we continue to develop and enhance our technology and service offerings and build our customer base.

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

     Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

Revenue Recognition

     For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with SOP No. 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin 101.

     Term licenses

     Term license revenue includes bundled term licenses, post contract support and, in most cases, hosting services. The Company recognizes such revenue using the “subscription” method, whereby the initial and renewal amounts are recognized ratably over the period of the license during which the services are expected to be provided. In instances where maintenance is bundled with licenses of software products, such maintenance terms are typically one year.

     Perpetual licenses

     Perpetual license revenue is recognized using the residual method described in Statement of Position (“SOP”) No. 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE of the fair value of maintenance for license agreements with and without stated renewal rates is based on the Company’s price list. VSOE of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate. VSOE for training or consulting is based upon separate sales of these services. When software services are considered essential or the arrangement involves significant customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours, or completed contract method. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires perpetual license revenue to be taken ratably over the contract period.

     NexPrise had not yet established VSOE for maintenance prior to March 31, 2003, and therefore is recognizing the revenue from license agreements entered into prior to March 31, 2003 ratably over the maintenance period. NexPrise established VSOE in the three months ended June 30, 2003. The Company must maintain VSOE on maintenance for perpetual licenses or risks an end to recognition of perpetual license revenue using the residual method and potentially revision to previously recognized perpetual license.

     Training and Consulting

     Revenue for training or consulting services is recognized based on achievement of billable milestones as written in the contract, upon contract completion or on a time and materials basis.

     Until VSOE was established for maintenance in the three months ended June 30, 2003, perpetual license revenue was taken ratably over the term of the maintenance period. In the three months ended June 30, 2003, we established VSOE for maintenance. Approximately 5% of the reported revenue for the three months ended September 30, 2003 consisted of perpetual license revenue that was recognized when the software was delivered. Approximately 1% of the revenue recognized for the three months ended September 30, 2003 consisted of consulting and training. The remaining 94% of revenue recognized for the three months ended September 30, 2003 consisted of revenue being recognized ratably over the contract term and is made up of bundled subscriptions and perpetual licenses with maintenance sold prior to the establishment of VSOE for maintenance.

     Long Lived Assets. The Company reviews property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is calculated using discounted cash flows. During 2003 we will continue to evaluate our intangible assets for impairment as events and circumstances warrant. Among other circumstances, a material deterioration in the future cash flows expected from these assets due to lower than planned revenue or a decline in the Company’s market capitalization could be indicators of impairment and lead to write-offs.

     Legal. The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity, and results of operations or properties. In reviewing these claims and litigation, management assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. If a change in circumstances resulted in a materially adverse outcome or judgment against

NexPrise, NexPrise could be required to expend cash intended to fund operations in defense of the Company and might then have an insufficient amount of cash to meet other obligations.

Results of Operations

     Net Revenues. NexPrise’s revenues were $814,000 and $2,537,000 for the three and nine months ended September 30, 2003, an increase of 12% over the $728,000 in revenue for the three months ended September 30, 2002 and 23% over the $2,055,000 reported for the nine months ended September 30, 2002. The increase was driven by products and services sold to new customers as well as increased capacity sold to existing customers. The revenue is made up primarily of bundled subscriptions and maintenance and licenses for the Company’s collaborative commerce and business process automation solutions generated subsequent to our August 8, 2001 acquisition of privately-held NexPrise, Inc. and our February 2002 acquisition of privately-held InfoPrise, Inc. Approximately 94% and 88% of the revenue recognized for the three and nine months ended September 30, 2003, respectively, consisted of revenue being recognized ratably over the contract term and is made up of bundled subscriptions and perpetual licenses, with maintenance, sold prior to the establishment of VSOE for maintenance. Approximately 5% and 7% of the revenue recognized for the three and nine months ended September 30, 2003, respectively, consisted of perpetual license revenue recognized when the software was delivered and not ratably over the contract. The remaining 1% and 5% of the revenue recognized for the three and nine months ended September 30, 2003, respectively consisted of consulting and training.

     Cost of Product Licenses and Services. The cost of product licenses and services was $238,000 and $824,000 for the three and nine months ended September 30, 2003, respectively, a decrease of 42% from the $407,000 reported for the three months ended September 30, 2002 and of 28% from the $1,148,000 reported for the nine months ended September 30, 2002. These costs consisted primarily of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance and technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution. The decrease was primarily due to lower hosting, maintenance and technical support services expenses realized when the Company rationalized its hosting environment in the second half of 2002.

     Cost of Amortization of Purchased Technology. Amortization of the developed technology intangible assets acquired in the purchases of NexPrise in August 2001 and InfoPrise in February 2002 was $491,000 and $1,473,000 for the three and nine months ended September 30, 2003, respectively, an increase of 122% and 123%, respectively. These assets are being amortized based on forecast revenue and will be fully amortized in 2005.

     Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. R&D expenses were approximately $749,000 and $2.1 million for the three and nine months ended September 30, 2003, respectively, a decrease of 28% from the $1.0 million reported for the three months ended September 30, 2002, and 52% from the $4.4 million reported for the nine months ended September 30, 2002. The decrease for the three months ended September 30, 2003 was largely driven by a reduction in depreciation expense. The decrease for the nine months ended September 30, 2003 was largely driven by the lower depreciation and reductions in workforce in January through May, 2002. To date, all software development costs have been expensed in the period incurred. We believe that continued investments in research and development are required to remain competitive.

     In Process Research and Development. The Company expensed $399,000 of acquired in-process research and development for the nine months ended September 30, 2002. No such expenses were incurred during any of the other reported periods. The in-process research and development was acquired as a result of the purchase of InfoPrise in February 2002. The Company determined the amount of in process research and development through an independent valuation performed in connection with the allocation of the InfoPrise purchase price.

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses were approximately $1.1 million and $3.0 million during the three and nine months ended September 30, 2003, respectively, a decrease of 16% from the $1.3 million reported for the three months ended September 30, 2002 and 34% from the $4.5 million reported for the nine months ended September 30, 2002. The decrease was driven by reductions in workforce performed throughout 2002 and reduced spending on marketing programs. The Company expects sales and marketing expenses in future quarters to increase as investments are made in the personnel and programs needed to acquire new customers.

     General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses were approximately $631,000 and $2.2 million for the three and nine months ended September 30, 2003, respectively, a decrease of 44% from the $1.1 million reported for the three months ended September 30, 2002 and of 48% from the $4.3 million reported for the nine months ended September 30, 2002. The decrease was driven by reductions in infrastructure costs and workforce carried out throughout 2002.

     Restructuring & Settlement. In the three months ended June 30, 2003, the Company reversed a restructuring and settlement accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity ceased and no actual charges had been, or are now expected to be, paid. The reversal resulted in a credit of $493,000 being reported on the restructuring line of the statement of operations.

     Interest Expense. Interest expense was $189,000 and $567,000 in the three and nine months ended September 30, 2003, respectively, a decrease of $1,000 from the $190,000 reported for the three months ended September 30, 2002 and an increase of $8,000 from the $559,000 reported in the nine months ended September 30, 2002. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000, the convertible promissory note issued in association with the purchase of InfoPrise in February 2002 and, to a lesser extent, financed equipment and other financing arrangements. With respect to the subordinated notes, approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at September 30, 2003. In addition, the remaining deferred offering costs of approximately $163,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000 is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity. See Note 8 for further details on the outstanding notes.

     Interest Income and Other, Net. Interest income and other, net, was $57,000 and $218,000 in the three and nine months ended September 30, 2003, respectively, a decrease of $6,000 from the $63,000 reported for the three months ended September 30, 2002 and an increase of $61,000 from the $157,000 reported for the nine months ended September 30, 2002. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. Also included is a gain on disposal of assets in the three months ended September 30, 2003 of approximately $37,000. The increase for the nine months ended September 30, 2003 is due to the aforementioned gain on disposal of assets, a $72,000 foreign exchange loss incurred in 2002 that was not incurred in 2003 and the reversal of estimated taxes associated with the gain from retirement of bonds in 2001. All tax returns have been filed and no liability was incurred.

     Investment Income (loss). Investment income for the three and nine months ended September 30, 2003 was $400,000, and $287,000 a 62% decrease from the $1.1 million reported for the three months ended September 30, 2002 and a $1.7 million increase from the $1.4 million investment loss reported for the nine months ended September 30, 2002. The investment income of $400,000 reported in the three months ended September 30, 2003 reflects a gain from the Company’s sale of its interest in Ingenuity Systems. The investment income of $1.1 million reported in the three months ended September 30, 2002 reflects a gain of $1.8 million from the Company’s August 2002 sale of its interest in Amphire and reflects equity losses of approximately $700,000 in the marketplace companies in which we had a significant ownership percentage. The investment income of $287,000 for the nine months ended September 30, 2003 reflects the aforementioned gain of $400,000 and approximately $113,000 in write-downs for an impairment deemed to be other than temporary on an investment accounted for using the cost method. The investment loss for the nine months ended September 30, 2002 reflects a gain of $1.8 million from the Company’s August 2002 sale of its interest in Amphire, approximately $3.0 million of equity losses in the marketplace companies in which we have a significant ownership percentage and $186,000 of write-downs of investments accounted for using the cost method. We do not expect significant investment income or losses in future quarters.

     Loss from continuing operations. As a result of the changes described above, the net loss from continuing operations was approximately $2.1 million and $6.7 million for the three and nine months ended September 30, 2003, respectively, a decrease of 13% from the $2.4 million net loss reported for the three months ended September 30, 2002 and of 58% from the $15.2 million reported for the nine months ended September 30, 2002.

     Gain from discontinued operations. In the quarter ended June 30, 2003, the Company reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activities ceased and no actual charges had, or are now expected to be, paid.

Liquidity and Capital Resources

     As of September 30, 2003 NexPrise had approximately $7.7 million of cash, cash equivalents and short-term investments and working capital was approximately $5.0 million.

     Net cash used in operating activities was approximately $3.5 million for the nine months ended September 30, 2003 compared to $13.7 million of net cash used in operating activities for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 is primarily attributable to the net loss for the period less non-cash items. Non-cash items primarily consisted of depreciation and amortization of $2.6 million offset by a gain from the sale of an investment of $400,000.

     Net cash provided by investing activities totaled $3.0 million for the nine months ended September 30, 2003, compared to net cash provided by investing activities of $2.1 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company had net sales and maturities of approximately $2.0 million of short-term investments, received cash of $1.0 million from the sale of Ingenuity Systems and purchased approximately $37,000 in property and equipment. During the nine months ended September 30, 2002, the Company had net sales and maturities of approximately $600,000 of short-term investments, received cash of approximately $1.0 million as part of the acquisition of InfoPrise and a decrease in restricted cash of $520,000.

     Net cash provided in financing activities was $11,000 for the nine months ended September 30, 2003 and resulted primarily from the issuance of common stock under employee stock compensation plans. Net cash used in financing activities was $100,000 for the nine months ended September 30, 2002 and resulted primarily from the principal payments on our capital lease obligations. This lease was paid in full as of September 30, 2002.

     Management believes the Company has adequate cash to sustain operations at least through 2003 and is managing its business to achieve positive cash flow utilizing existing assets. During 2002 and 2003 the Company continued to reduce ongoing operating expenses by renegotiating its lease commitments, reducing purchases of other services and making workforce reductions. It is management’s belief that the adjustments to spending that have been made, combined with receipts expected from customer contracts currently in place and new customer contracts expected to be signed in 2003 and thereafter will provide the additional resources required to achieve positive cash flow. We are committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

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

Contractual Obligations

     The following table summarizes the company’s contractual obligations and commercial commitments as of September 30, 2003 (in thousands):

	Payments Due by Period

		Remainder
Contractual Obligations	Total	of 2003	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$11,843	$—	$—	$11,843	$—
Hosting agreement	104	104	—	—	—
Operating leases (a)	1,011	369	422	220	—

Total contractual obligations	$12,958	$473	$422	$12,063	$—

     (a)  Operating lease has not been offset by expected sublease income of approximately $310,000

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

We Currently Are Not In Compliance With the Listing Standards Applicable to the Nasdaq SmallCap Market, and If Our Common Stock Is Delisted from Nasdaq, the Liquidity and Price of Our Common Stock May Be Adversely Affected

     If we fail to meet the criteria for continued listing on Nasdaq, our common stock may be delisted from Nasdaq. The Nasdaq National Market and Nasdaq SmallCap Market have a number of criteria that companies are required to meet in order to stay listed on those markets. Those criteria include maintaining a minimum bid price of at least $1 per share and, with respect to the SmallCap Market, maintaining stockholder’s equity of at least $2.5 million. As NexPrise’s reported stockholders’ equity as of September 30, 2003 is below $900,000, we fail to meet the required stockholders’ equity threshold, and therefore we face the risk that our common stock will be delisted from the Nasdaq SmallCap Market. If the stock is delisted, it would significantly decrease the liquidity of an investment in NexPrise common stock. In addition, following delisting, the stock could be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements May Cause our General and Administrative Expenses to Increase and Impact our Future Financial Position and Results of Operations

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq and proposed accounting changes, we may be required to hire additional personnel and will utilize additional outside legal, accounting and advisory services, all of which would cause our general and administrative costs to increase beyond what we currently have planned. Insurers may also increase premiums as a result of the high claims rates incurred in past years, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, may increase. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

Security Risks and Concerns May Decrease the Demand for Our Services, and Security Breaches May Disrupt Our Services or Make Them Inaccessible to Our Customers.

     Our services include the storage and transmission of business-critical, proprietary information. If the security measures we or our third party data centers have implemented are breached, our customers could lose this information , or a party who circumvents these security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. As a result, we could be exposed to litigation and possible liability to our customers. In addition, computer “hackers” could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures and those that our third-party data centers provide may be inadequate to prevent security breaches, and our business and reputation will suffer if these breaches occur.

Adopting a Business Model That Includes the Sale of Perpetual Licenses to our Software Products May Not Result in Continued Immediate Recognition of License Revenue

     We expect to sell a greater proportion of perpetual software licenses and fewer subscriptions to term licenses in coming quarters. In order to recognize revenue for perpetual software licenses in the period in which the license is delivered a number of criteria must be met, including the establishment of vendor specific objective evidence (VSOE) for the prices of the elements of the arrangement. If NexPrise is unable to meet these criteria during 2003, revenue for arrangements that include a perpetual license will be recognized ratably over the term of the contract and, therefore, revenue growth in the period in which the licenses are sold will be less than it would have been had the criteria been met.

We May Not Be Able to Sustain VSOE and May Therefore be Forced to Restate Quarterly Revenue and Operating Results

     We established VSOE for maintenance in the second quarter of 2003 and began recognizing perpetual license revenue upon delivery of the license. If we are unable to continuously meet the criteria required to maintain VSOE during the rest of 2003 we may be required to restate perpetual license revenue in prior quarters as if VSOE had never been established, which would have a material adverse effect on our revenues and operating losses for the periods affected.

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

Our Operating Results Fluctuate Significantly from Quarter-to-Quarter

     Important factors that could cause our quarterly results to fluctuate materially include:

•	our lengthy sales cycle and the resulting unpredictability of the timing of obtaining new customers;

•	the timing of deploying services for new customers;

•	whether our customers purchase perpetual licenses or subscriptions;

•	the timing and magnitude of operating expenses and capital expenditures;

•	costs associated with the various third-party technologies we incorporate into our products;

•	utilization of third party data center services and technology infrastructure;

•	changes in our pricing policies or those of our competitors; and

•	the amount of credits that we may be required to issue to our current customers if we fail to deliver our services pursuant to contractual arrangements.

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

Our Operating Results Are Highly Dependent on License and Service Revenues from Our Software Suite, and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

     Substantially all of our revenues to date have been derived from the sale of licenses and services associated with the ipTeam™ solution. Our future operating results will depend on continued demand for ipTeam and the recently introduced nProcess Platform. ipTeam was commercially launched in 1998. If our competitors release new products that are superior to ipTeam or nProcess Platform in performance or price, or if we fail to enhance ipTeam and nProcess Platform in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing as a result of these or other factors would significantly reduce the revenues we can expect in the future.

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

The Company Has a History of Losses, No Significant Revenues and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

     We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $2.1 million during the three months ended September 30, 2003. As of September 30, 2003 we had an accumulated deficit of approximately $631 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

     Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event at our company or any third party provider. Our operations and theirs are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure and their is located in California, an area susceptible to earthquakes. In the recent past, the western United States (and California, in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our and their operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future, and we are unable to predict their occurrence, duration or cessation. We do not have, and our third party providers may not have, multiple site capacity for all of our services in the event of any such occurrence. Despite implementation of network security measures, the servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, systems are vulnerable to coordinated attempts to overload them with data, which could result in denial or reduction of service to some or all of our users for a period of time. Furthermore, the failure by the third party providers to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable or insecure. We have experienced system failures from time to time. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Our Financial Performance and Workforce Reductions May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

     In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel. Over the past two years, this includes turnover of virtually all executive management personnel, resignation of most of the original board of directors, significant workforce reductions and transfers of several employees. The significant changes in personnel may adversely affect morale and the Company’s ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

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

     Recent political events, including the U.S. military action in the Middle East, have put further pressure on economic conditions. The potential turmoil that may result from such events contribute to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position

Our Common Stock Price is Especially Volatile, Which Could Result in Substantial Losses to Investors

     The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our common stock reached a high of $3,652.50 and traded as low as $8.85 during 2000, and had a high of $64.65 and low of $1.80 during 2001. Our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. On September 30, 2003 the last reported sales price on The Nasdaq SmallCap Market was $2.70.

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

Interest Rate Sensitivity

     We are also exposed to interest rate risk related to our investment portfolios. We have performed a sensitivity analysis as of September 30, 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at September 30, 2003. The sensitivity analysis at September 30, 2003 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

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

Item 4. Controls and Procedures

     (a)  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

     (b)  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the underwriters for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits have been consolidated as In re Ventro Corp. Sec. Litigation, Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. On July 30, 2002, the Company and other defendants named in the action filed motions to dismiss. On March 31, 2003, the Court granted in part and denied in part the motions to dismiss. The plaintiffs filed an amended complaint May 15, 2003. On July 14, 2003 the Company, the individual defendants and the underwriter defendants filed motions to dismiss certain allegations of the amended complaint. On October 14, 2003 the Court heard oral argument on the motions, and granted the motion of the Company and the individual defendant and granted in part and denied in part the motion of the underwriter defendants. Plaintiffs were given leave to amend their complaint. No discovery has taken place, and the Court has not set a trial date. The Company believes that the claims are without merit and intends to defend the case vigorously.

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

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

A Report on Form 8-K was filed on October 1, 2003 (Item 5). The report contained information announcing NexPrise, Inc’s sale of its interest in Ingenuity Systems, issued on September 30, 2003.

A Report on Form 8-K was furnished on October 21, 2003 (Item 12). The report contained information announcing NexPrise, Inc. earnings release issued on October 17, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2003.

NEXPRISE, INC.

By:	/s/ JEROME E. NATOLI

Jerome E. Natoli
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002