Form 10-K
period 2003-12-31
NEXPRISE INC
filed 2004-03-29
CIK 1047499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19341933

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19341934

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

Common Stock, $.0002 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      At June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $9,134,000.

      At March 01, 2004, the number of shares of Common Stock outstanding was 3,237,718.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of

Stockholders — Part III of this Form 10-K.

NEXPRISE, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2003

PART 1

Item 1.	Business

Overview

      NexPrise, Inc. (the “Company”, “NexPrise”, “us”, “our” or “we”), is a seller of business process automation and management applications. We develop and market software solutions that can enable manufacturers to rapidly automate key business processes. These solutions complement and expand on currently installed enterprise systems and accommodate ongoing process improvements as companies require to meet their changing business demands. In 2002 we acquired privately-held InfoPrise, Inc. (“InfoPrise”) and combined its data management technology with our existing collaborative solutions infrastructure to produce the business process automation applications and development platform that are now our primary product offerings.

      The Company originally was incorporated as Chemdex Corporation in September 1997 in Delaware. In February 2000, we changed our name to Ventro Corporation and in January 2002, we renamed the company NexPrise, Inc. to reflect the focus on the solutions and customers acquired in August 2001. Our principal offices are located at 5950 La Place Court, Suite 2000, Carlsbad, California, 92008. Our telephone number is (760) 804-1333. Investors may access our filings with the Securities and Exchange Commission on our website, which is located on the Internet at www.nexprise.com. The information on our website does not constitute part of this Annual Report.

      For 2004, our focus is to further develop our product offering, to increase our customer base and revenue and to move our operations closer to generating positive cash flow.

Customers and Backlog

      We target large-to-medium size organizations, primarily in North America. Our installed base of customers represents numerous industries. The aerospace and defense and automotive industries are particularly well represented. During 2003, approximately 19% of our revenues were from Trelleborg-YSH, Inc, approximately 16% were from Sikorsky Aircraft Corporation, approximately 13% were from entities of The Boeing Company and approximately 12% were from entities of Textron Corporation. During 2002, approximately 17% of our revenues were from three entities of The Boeing Company, approximately 13% were from Sikorsky Aircraft Corporation, approximately 12% were from Trelleborg-YSH, Inc. and approximately 10% were from Decoma International, Inc. The Company maintains allowances for potential credit losses and, historically, those losses have been within management’s expectations.

      NexPrise’s backlog was approximately $2.7 million at December 31, 2003. Backlog includes only orders for which delivery will occur within 12 months and for which revenue has not been recognized. In addition, backlog includes service revenue and maintenance fees to be earned within the next 12 months. However, customers may delay delivery of products or cancel orders suddenly and without notice, subject to possible cancellation penalties. Due to these possible changes, NexPrise’s backlog at any particular date is not necessarily indicative of actual revenue for any succeeding period.

Marketing, Sales, and Support

      Our current marketing, sales, and support activities relate to building NexPrise’s brand identity, determining product direction, building our customer base, and managing and serving customer accounts. In 2003 we sold our product through a direct sales force distributed in various strategic locations. Technical Account Managers were responsible for pre-sales technical support and also the successful deployment of our product at the customer site. Expenses for technical support and customer service are included in cost of revenues. In 2004 we plan to augment the direct sales model with an indirect model, whereby process templates will be available for customers to download and configure and then deploy in our hosted environment. It is our belief that this indirect model will prove to be an efficient and scalable delivery mechanism and, over time, we expect indirect sales to contribute significantly to the Company’s growth and profitability.

Research and Development

      Our research and development organization is focused on developing and enhancing our product for customers. As of March 01, 2004, our research and development organization included 20 employees responsible for software and system development. Expenses for research and development were $2.6 million in 2003. Research and development expenses in 2002 and 2001 were $5.3 million and $24.6 million, respectively. In addition, we incurred $399,000 of acquired in-process research and development related to the acquisition of InfoPrise in 2002 and $2.3 million of acquired in-process research and development related to the acquisition of NexPrise in 2001. To date, substantially all software development costs have been expensed as incurred because the time from working model to saleable model is very short. We believe that continued investments in research and development are required to remain competitive.

Product

      NexPrise’s product grew out of work that began in 1993. The product originally was developed as software technology to share sensitive documents securely over the Internet. In 1997, NexPrise was formed as a private company with intellectual property rights to this technology. We continued to develop the product and it evolved into the Program Manager and Quote System applications deployed in most of our installed base. In June 2002, we announced the release of the nProcess Platform and a set of configurable process applications that offer improved workflow, efficient integration into multiple data sources, rapid configuration and reconfiguration and a development studio that customers can use to automate their processes. Our software can be accessed by approved users with standard Internet browsers and can reside on either servers maintained and administered by our customers or servers hosted by us, though our hosting is generally outsourced to a third party.

      Our principal applications are Document Manager, Engineering Change Manager, Supplier Non-Conformance and Corrective Action Manager, Cost Estimation and Quote Manager, Contract Data Manager, Supplier Materials Manager, Action Item Manager and Management of Change. All NexPrise applications are collaborative business process software solutions that allow individuals within and between companies to work efficiently together. All applications have functionality for:

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

      System Architecture. Our solutions include two layers of technology:

•	Infrastructure Layer. This layer is the foundation of the product and provides the product with Internet access, email and database functionality and security. The layer is implemented using standard web servers and supports standard Internet protocols such as HTTP/ HTTPS and XML.

•	Application Layer. This layer provides specific functionality and workflow for business applications such as Engineering Change Manager and Supplier Non-Conformance and Corrective Action Manager.

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

      We face competition from a diverse group of companies, including companies with Product Data Management (PDM) offerings such as MatrixOne or Parametric Technology Corporation (PTC). These companies have extended their PDM offerings to develop solutions that are competitive. Competition could also come from developers of enterprise software solutions such as i2 Technologies, Oracle, or Ariba, which may expand their product lines to compete. Competition could further come from enterprise application integration software providers, such as Vitria, BEA, and IBM. We believe we have a product that is superior to competitors’ offerings and that we can compete effectively with these companies. However, these companies have larger sales and marketing organizations and will be formidable competitors.

Asset Sale

      In September 2003, the Company sold its interest in Ingenuity Systems for $1 million in cash to parties unaffiliated with NexPrise. The transaction resulted in a net gain on investment of approximately $287,000 for the year ended December 31, 2003.

Proprietary Rights and Licensing

      Our success and ability to compete depends on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. We have filed three U.S. patent applications and one foreign application on our proprietary technology. The three U.S. patents have been issued. The one foreign application is currently pending. We own three trademark registrations in the United States, four trademark registrations in foreign jurisdictions, and one Community Trademark Application.

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

Employees

      As of March 01, 2004, we had 33 full-time employees, including 20 in research and development, 8 in sales and marketing and support and 5 in general and administrative functions. We also employ from time to time a limited number of independent contractors to support our development and administrative organizations.

Executive Officers of the Registrant

      Set forth below is information regarding the directors and executive officers of NexPrise as of March 01, 2004.

Name	Age	Position

Ted Drysdale	55	President, Chief Executive Officer and Chairman of the Board of Directors
Jerome Natoli	41	Chief Financial Officer
Raj Tolani	44	Vice President, Engineering
John Lynch	37	Senior Vice President, Sales and Services

      Ted Drysdale has served as our President, Chief Executive Officer and Chairman of the Board of Directors since November 2001. Mr. Drysdale has served on our Board of Directors since October 2001. Prior to joining NexPrise, Mr. Drysdale was President and Chief Executive Officer of privately held NexPrise, Inc., a manufacturing software company, which we acquired in August 2001. From January 1999 to April 2000, Mr. Drysdale was Senior Vice President of the Visualization and CSM Group of Parametric Technology Corporation, a manufacturing software company. From September 1998 to January 1999, Mr. Drysdale served as President and Chief Executive Officer of Division, Inc., a manufacturing software company, and from April 1996 to September 1998, he served as Chief Executive Officer and Co-Founder of Objectlogic, a developer of visualization and markup software.

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

      Raj Tolani was the President and Chief Executive Officer of InfoPrise, which was acquired by the Company in February 2002. Mr. Tolani has been in the software development industry for the past 17 years and is the former founder, Chairman and President of ObjectLogic. He led the development and growth of ObjectLogic, as well as its merger with Division Ltd and stayed on as Vice-President of Development after its acquisition. During his tenure with Division Ltd., he lead development teams in both the U.S. and U.K. Prior to that, as Vice-President of development for Computer Vision. Mr. Tolani holds a Bachelor’s Degree in Mechanical Engineering from the Indian Institute of Technology and a Master’s Degree in Mechanical Engineering from the University of Rhode Island.

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

      Our executive, sales and development offices are located in approximately 10,107 square feet in Carlsbad, California under a lease expiring in December 2006. Administrative offices are located in Palo Alto, California, and occupy approximately 1,200 square feet with a month to month rental obligation. At December 31, 2003, the Company maintains four small sales offices with short term lease obligations in a number of domestic locations.

Item 3.	Legal Proceedings

      Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the underwriters for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits have been consolidated as In re Ventro Corp. Sec. Litigation, Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. On July 30, 2002, the Company and other defendants named in the action filed motions to dismiss. On March 31, 2003, the Court granted in part and denied in part the motions to dismiss. The plaintiffs filed an amended complaint May 15, 2003. On July 14, 2003 the Company, the individual defendants and the underwriter defendants filed motions to dismiss certain allegations of the amended complaint. On October 14, 2003 the Court heard oral argument on the motions, and granted the motion of the Company and the individual defendants and granted in part and denied in part the motion of the underwriter defendants. Plaintiffs were given leave to amend their complaint. On November 26, 2003, plaintiffs filed an amended complaint. On December 19, 2003 the Company, the individual defendants and the underwriter defendants filed motions to dismiss new allegations added in the amended complaint. On January 23, 2004 the Court heard oral argument on the motions, and granted the motion of the Company, the individual defendants, and the underwriter defendants to dismiss the new allegations with prejudice. The Court has set a trial date for January 20, 2005 with respect to the remaining issues. No discovery has taken place. The Company believes that the claims are without merit and intends to defend the case vigorously.

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

      In March 2001, Kassin v. Ventro Corp. et al., Index No. 01-CV-3450 (SAS), a stockholder class action complaint, was filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and the underwriters of its initial public offering. The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (“IPO Allocation Litigation”). The plaintiffs allege that the prospectus for the initial public offering of the Company’s common stock, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. Plaintiffs are claiming damages of an unspecified amount based on the subsequent decline in the market price of the Company’s shares below their original offering price. In recent months in the IPO Allocation Litigation, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in continuing discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants, including the Company. In June 2003, a memorandum of understanding was entered into by and among the plaintiffs, liaison counsel for the issuer defendants and counsel for the insurers which would result in dismissal of the action against the issuers, including the Company, on terms that would not require any current payment by the Company and are believed by the Company’s board of directors to carry only a remote risk that any future payment by the Company would be required. In addition, the plaintiffs would release the Company and its officers and directors from the claims that have been asserted against them in the IPO Allocation Litigation as a part of the proposed settlement. On June 30, 2003, the Company’s board of directors approved the memorandum of understanding and authorized the Company to enter into the proposed settlement. The memorandum of understanding and proposed settlement are expected to be submitted to the Court for its required approval shortly. The IPO Allocation Litigation in general, and the litigation against the Company in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial.

      The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Common Stock

      Our common stock traded under the symbol “NXPS” on the Nasdaq National Market until April 25, 2003 and then phased down to the Nasdaq SmallCap Market using the same symbol. Effective December 5, 2003, our common stock transitioned to the OTC Bulletin Board under the symbol “NXPS.OB”. The Company previously utilized the trading symbol “CMDX” from July 27, 1999 until February 28, 2000 and “VNTR” from March 1, 2000 until January 14, 2002. Prior to July 27, 1999, there was no public market for our common stock. In April 2002, the Company effected a reverse split of its common stock. As a result of the reverse stock split, every 15 issued and outstanding shares of the Company’s old common stock were converted into one share of new common stock.

      The following table shows the high and low sale prices of the Company’s common stock as reported by Nasdaq and the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The historical price per share data has been adjusted to reflect the reverse stock split.

	Common Stock Price

	2003		2002

	High	Low	High	Low

(Price Range of Common Stock)
Fourth Quarter	$2.84	$1.15	$2.95	$1.34
Third Quarter	$3.40	$2.65	$4.58	$1.68
Second Quarter	$4.20	$2.77	$7.25	$3.40
First Quarter	$4.14	$1.30	$6.60	$3.90

      On March 1, 2004 there were approximately 376 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede and Co. as one stockholder.

Dividend Policy

      We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6.	Selected Financial Data

      The selected financial data below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this document. The following balance sheet data as of December 31, 2003 and 2002 and the selected consolidated statements of operations data for years ended December 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements included elsewhere in this document. The consolidated balance sheet data as of December 31, 2001, 2000, and 1999 and the consolidated statements of operation data for the years ended December 31, 2000 and 1999 have been derived from audited consolidated statements not included in this document. The selected consolidated statement of operations data has been restated to reflect the Chemdex and Promedix businesses as discontinued operations. Historical results are not necessarily indicative of results that may be expected for future periods. See Note 2 of Notes to our Consolidated Financial Statements for an explanation of how shares used in computing basic and diluted net loss per share were determined.

	December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$3,489	$2,802	$1,042	$—	$—
Income (loss) from continuing operations	$(14,876)	$(29,446)	$80,432	$(93,536)	$(5,421)
Gain (loss) from discontinued operations	$334	$—	$—	$(524,561)	$(43,152)
Net income (loss)	$(14,542)	$(29,446)	$80,432	$(618,097)	$(48,573)

Basic income (loss) per share from continuing operations	$(4.60)	$(9.21)	$26.11	$(32.40)	$(5.25)
Basic gain (loss) per share from discontinued operations	$0.10	$—	$—	$(181.73)	$(42.30)
Basic net income (loss) per share	$(4.50)	$(9.21)	$26.11	$(214.13)	$(47.55)

Diluted income (loss) per share from continuing operations	$(4.60)	$(9.21)	$25.91	$(32.40)	$(5.25)
Diluted gain (loss) per share from discontinued operations	$0.10	$—	$—	$(181.73)	$(42.30)
Diluted net income (loss) per share	$(4.50)	$(9.21)	$25.91	$(214.13)	$(47.55)

Weighted average common shares outstanding — basic	3,232	3,196	3,081	2,887	1,021
Weighted average common shares outstanding — diluted	3,232	3,196	3,104	2,887	1,021

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,991	$10,275	$21,715	$192,022	$103,095
Working capital	$4,023	$8,120	$15,792	$158,352	$82,130
Total assets	$7,913	$23,004	$52,625	$257,308	$163,933
Long term obligations	$11,843	$11,843	$8,803	$250,206	$494
Total liabilities	$15,237	$16,070	$17,182	$304,381	$38,914
Total stockholders’ equity (deficit)	$(7,324)	$6,934	$35,443	$(47,073)	$125,019

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We are a seller of business process automation and management applications and collaborative solutions for program management and quote management. Our revenue primarily consists of subscriptions of bundled license, post contract support (PCS) and, in most cases, hosting services.

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

      In January 2002, we changed our name to NexPrise, Inc. On February 4, 2002, we acquired privately-held InfoPrise, located in Carlsbad, California, and combined its data management technology with our existing collaborative solutions infrastructure to produce the business process automation applications and development platform that are now our primary product offerings. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise.

      Our key objectives for 2003 were to increase revenue and backlog while conserving cash. In 2003, revenue increased 25% over 2002, to $3.5 million, while backlog increased 42% to $2.7 million. Cash used in operations decreased to $5.3 million from $14.8 million in 2002. Although these results have some merit, particularly in light of the 2003 economic climate, they did not put the Company on a path where achieving cash flow break-even utilizing existing assets was assured. Therefore, in January 2004, the Company eliminated several positions, primarily in the sales and marketing functions, to reduce operating expenses. At the same time, our product development team is focusing on enhancing our solutions so they can be more easily configured by customers and indirect channel partners, will require less involvement by our technical personnel and can be delivered efficiently via the Internet. It will take several quarters before the business flowing through this indirect channel has a significant impact on operating results, but the reduced variable cost per incremental revenue dollar is expected to significantly improve our operating margin and allow our business to scale more readily. Management believes that its restructuring activities have reduced the Company’s ongoing operating expenses such that quarterly use of cash in 2004 will be between $500,000 and $1.2 million and the Company will have sufficient working capital to support planned activities through 2004 and beyond. Our plan is to achieve cash flow break-even in 2005 using this indirect channel, our continuing direct sales efforts and the aforementioned reduction in expenses.

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

      Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

      Revenue Recognition. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletin 101 and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

      Perpetual license revenue is recognized using the residual method described in SOP No. 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE of the fair value of maintenance for license agreements with and without stated renewal rates is based on the Company’s price list. VSOE of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate. Revenue for training or consulting is based upon separate sales of these services. When software services are considered essential or the arrangement involves significant customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours, or completed contract method. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue.

      NexPrise did not establish VSOE for maintenance prior to March 31, 2003, and therefore recognized the revenue from license agreements entered into prior to March 31, 2003 ratably over the maintenance period. NexPrise established VSOE in the three months ended June 30, 2003. The Company must maintain VSOE on maintenance for perpetual licenses or risks an end to recognition of perpetual license revenue using the residual method.

      Revenue for training or consulting services is recognized based upon contract completion or on a time and materials basis.

      Long Lived Assets. The Company reviews the carrying value of property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

      No indicators of impairment were found in the first, second or third quarters of 2003. In the fourth quarter of 2003 a reduction in our revenue forecast and a reduction in the estimated useful lives of the intangible assets due to our fourth quarter decision to adopt a plan to transition toward an indirect channel solution led us to conclude there were indicators the intangible assets were impaired. The resulting analysis of discounted cash flows led to an impairment charge of approximately $6.4 million, leaving approximately $139,000 of intangible assets to be amortized evenly over their revised remaining estimated useful lives, which is through the end of 2004.

      During 2004 we will continue to evaluate our intangible assets for impairment as events and circumstances warrant. Among other circumstances, a material deterioration in the future cash flows expected from these assets due to lower than planned revenue or a decline in the Company’s market capitalization could be indicators of impairment and lead to write-offs.

      Legal. The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. In reviewing these claims and litigation, management assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. The Company had no accruals for legal contingencies at December 31, 2003.

Results of Operations

      The following table sets forth items from our consolidated statement of operations (in thousands):

	December 31,

	2003	2002	2001

Net revenues	$3,489	$2,802	$1,042
Costs and expenses
Cost of product licenses and services	1,137	1,498	249
Cost of amortization of purchased technology	1,964	895	548
Research and development	2,637	5,295	24,580
In process research and development	—	399	2,300
Sales and marketing	3,849	5,469	11,050
General and administrative	2,658	5,087	14,067
Settlements, restructurings and other charges	(493)	—	16,543
Impairment of goodwill	—	11,652	—
Write-down of intangible assets	6,385	—	—

Total costs and expenses	18,137	30,295	69,337

Operating loss	(14,648)	(27,493)	(68,295)
Interest expense	(756)	(749)	(5,646)
Interest income and other, net	241	216	4,426
Sale of investment	287	1,800	—
Investment loss	—	(187)	(1,201)
Equity loss	—	(3,033)	(8,614)
Gain from retirement of bonds, net	—	—	159,762

Loss from continuing operations	(14,876)	(29,446)	80,432
Gain from discontinued operations	334	—	—

Net income (loss)	$(14,542)	$(29,446)	$80,432

      Revenues. NexPrise reported approximately $3.5 million of revenue for the year ended December 31, 2003, an increase of approximately 25% from the $2.8 million of revenue reported for the year ended December 31, 2002. This revenue is made up primarily of subscriptions and services, perpetual licenses and maintenance for the Company’s business process automation and collaborative commerce products. The growth in 2003 was driven by approximately $500,000 of net incremental revenue from existing customers and approximately $240,000 of revenue from customers newly contracted in 2003. The revenue in 2001 reflects sales generated subsequent to our August 8, 2001 acquisition of privately-held NexPrise, Inc. Approximately 7% of the reported revenue for the twelve months ended December 31, 2003 consisted of perpetual license revenue that was recognized when the software was delivered. Approximately 7% of the revenue recognized for the twelve months ended December 31, 2003 consisted of consulting and training. The remaining 86% of revenue recognized for the twelve months ended December 31, 2003 consisted of revenue being recognized ratably over the contract term and is made up of bundled subscriptions and perpetual licenses with maintenance sold prior to the establishment of VSOE for maintenance.

      Cost of Product Licenses and Services. Cost of product licenses and services was approximately 32.6% of revenue in 2003, a decrease of approximately 21 percentage points compared with the 53.5% in 2002. Cost of product licenses and services was approximately 23.9% in 2001. Cost of product licenses and services consists primarily of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance services, configuration services, technical support services and royalties payable to third parties whose software is incorporated in our solution. The decrease in cost of product licenses and services as a percent of revenue in 2003 as compared with 2002 was driven by lower hosting, maintenance and technical support services costs realized when the Company changed its hosting environment in the second half of 2002. The increase in cost of product licenses and services as a percentage of revenue in 2002 as compared with 2001 is due to higher hosting expenses, maintenance and technical support costs. In 2004, the cost of product licenses and services as a percent of revenue is not expected to change significantly from the level reported for 2003.

      Cost of Purchased Technology and Write Down of Intangible Assets. Amortization of the purchased technology intangible assets acquired in the purchases of NexPrise in August, 2001 and InfoPrise in February, 2002 was approximately $2 million in 2003, $895,000 in 2002 and $548,000 in 2001. Purchased technology has been amortized based on forecast revenue and was scheduled to be fully amortized in 2005. In accordance with our policy for assessing the carrying value of our long lived assets, in each quarter of 2003 we compared the carrying value of the intangible assets with the undiscounted cash flows expected to be generated by those assets over their remaining estimated useful lives. No indicators of impairment were found in the first, second or third quarters of 2003. In the fourth quarter of 2003 a reduction in our revenue forecast and a reduction in the estimated useful lives of the intangible assets due to a decision in the fourth quarter to adopt a plan to transition toward an indirect channel solution led us to conclude there were indicators the intangible assets were impaired. The resulting analysis of discounted cash flows led to an impairment charge of approximately $6.4 million, leaving approximately $139,000 of intangible assets to be amortized evenly over their revised remaining estimated useful lives, which is through the end of 2004. Of that value, approximately $137,000 is purchased technology related to the acquisitions of NexPrise and InfoPrise and approximately $2,000 is for a non-compete agreement signed at the time of the NexPrise acquisition.

      Research and Development. Research and development expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. Research and development expenses were approximately $2.6 million during 2003, down approximately $2.7 million from 2002. The decrease with respect to 2002 is primarily due to reduced depreciation and personnel expenses. Depreciation is lower because fewer assets are now deployed for research and development. The lower personnel costs result from reductions in force that occurred in the first half of 2002. Research and development expenses in 2002 decreased by approximately $21.9 million from 2001. The decrease in 2002 from 2001 is due to reductions in workforce that took place throughout 2001. To date, all software development costs have been expensed in the period incurred. The Company does not expect R&D expenses to change significantly in the coming year. We believe that continued investments in research and development are required to remain competitive.

      In Process Research and Development. The Company expensed $399,000 and $2.3 million of acquired in-process research and development for the year ended December 31, 2002 and December 31, 2001, respectively. The in-process research and development expensed in 2002 was acquired as a result of the InfoPrise acquisition in February 2002. The in-process research and development expensed in 2001 was acquired as a result of the NexPrise acquisition in August 2001. The Company determined the amounts of in process research and development based on estimates and forecasts and independent valuations in connection with the allocation of purchase price.

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses were approximately $3.8 million during 2003, down approximately $1.6 million from 2002. Sales and marketing expenses in 2002 were approximately $5.5 million in 2002, down approximately $5.6 million from 2001. The decreases were driven by reductions in workforce that took place during 2002 and 2001 and reduced spending on marketing programs.

      General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses were approximately $2.7 million in 2003, down approximately $2.4 million from 2002. General and administrative expenses were approximately $5.1 million in 2002, down approximately $9 million from 2001. The decreases were primarily due to reduced infrastructure costs, lower legal expenses and reductions in workforce made in the first and fourth quarters of 2002 and throughout 2001.

      Settlements, Restructurings and Other. In 2003, the Company reversed a restructuring and settlement accrual related to the Company’s cancellation of a contract that was originally part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity had ceased and no actual charges had been, or are now expected to be, paid. The reversal resulted in a credit of $493,000 being reported on the restructuring line of the statement of operations. The Company did not report any restructuring or settlement expenses in the year ended December 31, 2002. During the year ended December 31, 2001, the Company reported charges of approximately $16.5 million for several actions taken to improve efficiencies and reduce operating costs. The specific actions include employee and contractor terminations, consolidation of facilities, settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss before extraordinary item and consisted of approximately $5.4 million of expense related to workforce reductions, approximately $7.2 million of expense related to terminating equipment and property leases and asset write-offs of approximately $11.6 million. These expenses were partially offset by an approximately $7.6 million net gain from settlements with our former marketplace companies.

      Impairment of Goodwill. SFAS 142, Goodwill and Other Intangible Assets,requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of recorded goodwill is impaired. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment. The Company performed the required transitional impairment test and annual impairment test of the goodwill acquired as part of its acquisition of NexPrise as of January 1, 2002 and September 30, 2002, respectively, and, in each case, did not identify an impairment of the goodwill balance. In the fourth quarter of 2002 our market capitalization decreased to a value at December 31, 2002 that was approximately $14 million less than our book value prior to any impairment charges. That decrease and a reduction in forecast revenues led us to conclude there were sufficient indicators to warrant an evaluation of whether any portion of our $11.7 million of recorded goodwill was impaired in the fourth quarter of 2002. The analysis resulted in an impairment charge equal to the entire $11.7 million balance in the fourth quarter of 2002. The remaining identified intangible assets were also tested for impairment at that time. No impairment was found, as the value of the undiscounted cash flows expected to be generated by these assets over their estimated lives as of December 31, 2002 exceeded their carrying value of $9.2 million. The results of the 2003 impairment tests for intangible assets is described in Cost of Purchased Technology and Write Down of Intangible Assetsabove.

      Interest Expense. Interest expense in 2003 was approximately $756,000, up approximately $7,000 from 2002. Interest expense was approximately $749,000 in 2002, down approximately $4.9 million from 2001. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000, the convertible promissory note issued in association with the purchase of InfoPrise in February 2002 and, to a lesser extent, financed equipment and other financing arrangements. With respect to the subordinated notes, approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at December 31, 2003. In addition, the remaining deferred offering costs of approximately $152,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000 is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity. The decrease in interest expense in 2002 from 2001 was due primarily to the retirement of approximately 96% of the original balance of convertible subordinated notes during 2001.

      Interest Income and Other, Net. Interest income and other, net, in 2003 was approximately $241,000, a decrease of approximately $25,000 from 2002. Interest income and other, net, in 2002 was approximately $216,000, a decrease of approximately $4.2 million from 2001. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. The increase in 2003 is due to the reversal of estimated taxes associated with the gain from retirement of bonds in 2001. All tax returns have been filed and no liability was incurred. The decrease in interest income and other in 2003 and 2002 is primarily attributable to lower cash, cash equivalent and investment balances and a decline in interest rates.

      Investment Gains and Losses. The 2002 gain on investment in strategic partners resulted from the sale of the Company’s shares of Amphire Solutions. The gain on other investment in 2003 reflects a $287,000 net gain from the Company’s sale of its interest in Ingenuity Systems. The losses on other investments in 2002 and 2001 reflect write-downs for impairment deemed to be other than temporary in investments accounted for using the cost method. The equity losses in 2002 and 2001 are our share of losses incurred by the marketplace companies in which we had a significant ownership percentage.

      Gain from Retirement of Bonds, Net. During 2001, the Company repurchased approximately $241.2 million of convertible subordinated notes, which represented approximately 96.5% of the notes outstanding at December 2000. The total consideration provided by the Company for the tendered bonds, including accrued interest, transaction and other costs, was approximately $81.4 million. The Company recognized a gain of approximately $159.8 million on the transactions.

      Loss from Continuing Operations. As a result of the changes described above, the loss from continuing operations was approximately $14.9 million in 2003, down approximately $14.6 million from 2002 and down approximately $64.5 million from 2001.

      Discontinued Operations. In December 2000, the Company’s Board of Directors adopted a formal plan for and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD was completed by March 31, 2001. In fiscal 2003, the Company paid $2,000 of liabilities related to discontinued operations and reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activities ceased and no actual charges had, or are now expected to be, paid.

      Revenues from discontinued operations were approximately $24.2 million for the year ended December 31, 2001. The Company paid approximately $9.8 million in 2001 for severance, lease obligations and other liabilities incurred to shut down Chemdex and Promedix. At December 31, 2003 there remained no accrued liabilities relating to discontinued operations.

Liquidity and Capital Resources

      As of December 31, 2003, NexPrise had approximately $6 million of cash, cash equivalents and short-term investments; working capital was approximately $4.0 million.

      Net cash used in operating activities was approximately $5.3 million for the year ended December 31, 2003 compared to $14.8 million of net cash used in operating activities for the year ended December 31, 2002. Net cash used in operating activities for the year ended December 31, 2003 is primarily attributable to the net loss for the period (less non-cash expenses) and, to a lesser extent, an increase in deferred revenue and decreases in accounts payable, accrued compensation, accrued expenses and discontinued liabilities. Non cash items primarily consisted of a write-down of intangible assets which totaled $6.4 million, depreciation and amortization of $2.9 million and investment losses of $613,000. These cash flows used in operating activities were partially offset by decreases in other current assets and gains of approximately $400,000 from the sale of an investment. The actions taken in the past 12 months to reduce expenditures are expected to decrease the ongoing use of cash by operating activities to between $500,000 and $1.2 million per quarter in 2004.

      Net cash provided by investing activities totaled $3.0 million for the year ended December 31, 2003, compared to net cash provided by investing activities of $4.5 million for the year ended December 31, 2002. During the year ended December 31, 2003, the Company had net sales and maturities of approximately $2.1 million of short-term investments and received cash of approximately $1.0 million as part of the sale of an investment.

      Net cash provided in financing activities was $11,000 for the year ended December 31, 2003 compared to net cash used in financing activities of $112,000 for the year ended December 31, 2002. The Company received $11,000 from the issuance of stock options and employee stock purchase shares in the year ended December 31, 2003.

      Management believes the Company has adequate cash to sustain operations at least through 2004 and is managing its business to achieve positive cash flow utilizing existing assets. Management’s key objectives for 2003 were to increase revenue and backlog while conserving cash. In 2003, revenue increased 25% over 2002 while backlog increased 42% to $2.7 million. Cash used in operations decreased to $5.3 million from $14.8 million in 2002. Although these results have merit, particularly in light of the 2003 economic climate, they did not put the Company on a path where achieving cash flow break-even utilizing existing assets was assured. To reduce operating expenses, the Company eliminated several positions, primarily in the sales and marketing functions, in January 2004. At the same time, our product development team is focusing on enhancing our solutions so they can be more easily configured by customers and indirect channel partners, will require less involvement by our technical personnel and can be delivered efficiently via the Internet. It will take several quarters before the business flowing through this indirect channel has a significant impact on operating results, but the reduced variable cost per incremental revenue dollar is expected to significantly improve our operating margin and allow our business to scale more readily. Our plan is to achieve cash flow break-even in 2005 using this indirect channel, our continuing direct sales efforts and the aforementioned reduction in expenses.

      As of December 31, 2003, the Company had working capital of approximately $4.0 million, including cash, cash equivalents and short-term investments of $6.0 million. At December 31, 2003, the Company had a stockholders’ deficit of approximately $7.3 million. During the year ended December 31, 2003, the Company used cash, cash equivalents and short term investments to fund operating activities of approximately $5.3 million and received cash proceeds of $1.0 million on the sale of an investment. During the fourth quarter of 2003, the Company used cash and cash equivalents in operating activities of approximately $1.7 million. Management believes that its restructuring activities have reduced its ongoing operating expenses such that the quarterly use of cash in 2004 will be between $500,000 and $1.2 million and the Company will have sufficient working capital to support planned activities through 2004 and beyond. Management is committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

Contractual Obligations

      The following table summarizes the company’s contractual obligations and commercial commitments as of December 31, 2003 (in thousands):

	Payments Due By Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$11,843	$—	$11,843	$—	$—
Hosting agreement	76	76	—	—	—
Capital (finance) lease	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term-liabilities	—	—	—	—	—
Operating leases	642	208	434	—	—

Total contractual obligations	$12,561	$284	$12,277	$—	$—

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 has not had a significant impact on the Company’s results of operations or financial condition.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Variable interest entities are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R) which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

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

      An investment in our securities involves significant risks, including those described below. These risks relate to our ability to generate revenues and gain operating efficiencies, our history of losses, significant changes, our ability to hire and retain key personnel, our reliance on the hosted environment and technology provided by others, the need to respond to rapid technological change and legal claims against us.

      Our actual results may differ materially from those expressed in any forward-looking statement as a result of certain factors, including but not limited to those set forth below and included in other portions of this document.

Our Common Stock is not Listed on an Exchange or the Nasdaq System, and Trading is Restricted by the Additional Regulations on the Sale of Penny Stocks

      Our common stock is neither listed on any exchange nor quoted on Nasdaq but is reported on the OTC Bulletin Board. Accordingly, our shares are subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share. The following is a list of the primary restrictions on the sale of penny stocks:

•	Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding.

•	A broker-dealer must obtain from the purchaser a written agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”

•	The Securities Exchange Act of 1934 requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

•	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

      As a result of the foregoing, an investor’s ability to convert shares of our common stock into cash or to sell to a third party may be very limited. We can provide no assurance that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

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

Our Business Involves a Lengthy and Unpredictable Sales Cycle

      The sales cycle for the target customers for the software and services we offer tends to be lengthy and may be somewhat longer than those of our more established competitors. The unpredictability of the length of our sales cycle could make it difficult to forecast revenue and plan expenditures. Additionally, any delays in deployment of our software related to our inexperience with a type of business or the size or complexity of the account would delay our ability to recognize revenue from that account. Such delays could adversely affect our financial results.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements May Cause our General and Administrative Expenses to Increase and Impact our Future Financial Position and Results of Operations

      In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes and to implement other corporate governance practices that are now expected of publicly-traded companies, we may be required to hire additional personnel and will utilize additional outside legal, accounting and advisory services, all of which would cause our general and administrative costs to increase beyond what we currently have planned. Insurers may also increase premiums for liability coverage as a result of the high claims rates incurred in past years, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, may increase. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expenses we report under generally accepted accounting principles and adversely affect our operating results.

Security Risks and Concerns May Decrease the Demand for Our Services, and Security Breaches May Disrupt Our Services or Make Them Inaccessible to Our Customers

      Our services include the storage and transmission of business-critical, proprietary information. If the security measures we or our third party data centers have implemented are breached, our customers could lose this information, or a party who circumvents these security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. As a result, we could be exposed to litigation and possible liability to our customers. In addition, computer “hackers” could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures and those that our third-party data centers provide may be inadequate to prevent security breaches, and our business and reputation will suffer if these breaches occur.

Adopting a Business Model That Includes the Sale of Perpetual Licenses to our Software Products May Not Result in Continued Immediate Recognition of License Revenue

      We expect to sell a greater proportion of perpetual software licenses and fewer subscriptions to term licenses in coming quarters. In order to recognize revenue for perpetual software licenses in the period in which the license is delivered a number of criteria must be met, including the establishment of vendor specific objective evidence (VSOE) for the prices of the elements of the arrangement. If NexPrise is unable to meet these criteria, revenue for arrangements that include a perpetual license will be recognized ratably over the term of the contract and, therefore, revenue growth in the period in which the licenses are sold will be less than it would have been had the criteria been met.

We May Not Be Able to Sustain VSOE and May Not be Able to Use the Residual Method

      We established VSOE for maintenance in the second quarter of 2003 and began recognizing perpetual license revenue upon delivery of the license. If we are unable to continuously meet the criteria required to maintain VSOE on maintenance, we may not be able to recognize perpetual license revenue using the residual method.

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

Our Operating Results Are Highly Dependent on License and Service Revenues from Our Software Suite, and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

      Substantially all of our revenues to date have been derived from the sale of licenses and services associated with the ipTeam™ and nProcess solutions. Our future operating results will depend on continued demand for ipTeam and the nProcess Platform. ipTeam was commercially launched in 1998 and nProcess was launched in June 2002. If our competitors release new products that are superior to ipTeam or nProcess Platform in performance or price, or if we fail to enhance ipTeam and nProcess Platform in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing as a result of these or other factors would significantly reduce the revenues we can expect in the future.

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

The Company Has a History of Losses and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

      We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $14.5 million during the twelve months ended December 31, 2003. As of December 31, 2003 we had an accumulated deficit of approximately $639 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

      Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event at our company or any third party provider. Our operations and theirs are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in California, an area susceptible to earthquakes. In the recent past, the western United States (and California, in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our and their operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future, and we are unable to predict their occurrence, duration or cessation. We do not have, and our third party providers may not have, multiple site capacity for all of our services in the event of any such occurrence. Despite implementation of network security measures, the servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, systems are vulnerable to coordinated attempts to overload them with data, which could result in denial or reduction of service to some or all of our users for a period of time. Furthermore, the failure by the third party providers to provide our required data communications capacity could result in interruptions in our service. Interruptions in our service will reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable or insecure. We have experienced system failures from time to time. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Our Financial Performance and Workforce Reductions May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

      In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions and transfers of several employees. The changes in personnel may adversely affect morale and the Company’s ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects.

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

      We are unaware of any current investigations, inquiries, citations, fines or allegations of violations or noncompliance relating to regulatory requirements pending by government agencies or by third parties against us, other than a subpoena we received in February, 2001 from the U.S. Department of Justice, Drug Enforcement Administration, for certain billing, invoice, and shipping records concerning sales to an unaffiliated purchaser, which we complied with. It is also possible that there may be investigations or allegations that we are not aware of or future investigations or allegations. The risk that any noncompliance may be discovered in the future is currently unknown. Although any potential impact on us for noncompliance cannot currently be established, it could result in significant civil or criminal penalties, including monetary fines and injunctions, for noncompliance and negative publicity, and seriously harm our business, revenues, results of operations and financial condition.

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

      Government entities may also terminate their contracts with us earlier than we expect which could result in revenue shortfalls. Government entities may also investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received and forego anticipated revenues and may be subject to penalties. In addition, if we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for future contracts may be adversely affected.

We Face Risks Associated With Stockholder and Bondholder Litigation

      Several class action lawsuits have been filed and served upon us alleging that we and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000 and concerning our initial public offering. Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits has been costly, may require additional expenditures and will require a significant commitment of time and resources by our senior management.

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

      Recent political events, including the U.S. military action in the Middle East, have put further pressure on economic conditions. The potential turmoil that may result from such events contribute to the uncertainty of the economic climate, further reducing predictability and our ability to develop and implement long-term strategic plans. The impact of these or future similar events may have a material adverse impact on our operating results and financial position.

Our Common Stock Price is Especially Volatile, Which Could Result in Substantial Losses to Investors

      The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. Our stock reached a high of $4.20 and a low of $1.15 during fiscal 2003. On March 1, 2004 the last quoted price on the OTC Bulletin Board was $1.70.

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

Interest Rate Sensitivity

      We are also exposed to interest rate risk related to our investment portfolios. We have performed a sensitivity analysis as of December 31, 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at December 31, 2003. The sensitivity analysis at December 31, 2003 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

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

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth in Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

      There has been no change in our internal control of financial reporting during the quarter ended December 31, 2003 that has materially, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Portions of the information required in Part III of this report are incorporated by reference from the definitive Proxy Statement for the Company’s 2004 annual meeting, which the Company expects to file with the SEC within 120 days following the end of the fiscal year ended December 31, 2003.

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

      The information required by this Item with respect to a code of ethics is incorporated herein by reference from the information provided under the heading “Board Meetings and Committees” of the Company’s Proxy Statement.

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

Item 14.	Principal Auditor Fees and Services

      Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. The following financial statements of NexPrise are filed as part of this annual report on Form 10-K:

      Independent Auditors Report

      Consolidated Balance Sheets at December 31, 2003 and 2002

      Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

      (a)(2) Financial Data Schedule. The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 58.

      (a)(3) Exhibits. See the Exhibit Index on page 60 hereof. The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

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

      A Report on Form 8-K was furnished on December 03, 2003 (Item 5). The report contained information announcing NexPrise, Inc. move to the OTC Bulletin Board on December 05, 2003.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

NexPrise, Inc.

      We have audited the accompanying consolidated balance sheets of NexPrise, Inc. (formerly “Ventro Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NexPrise, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”).

/S/ ERNST & YOUNG LLP

San Jose, California

February 17, 2004

NEXPRISE, INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands, except
	per share value)
ASSETS
Current assets:
Cash and cash equivalents	$991	$3,225
Short-term investments	5,000	7,050
Accounts receivable — net of reserves of $69 and $102 respectively	743	560
Prepaid expenses	321	671
Other current assets	362	841

Total current assets	7,417	12,347
Property and equipment, net	40	339
Intangible assets, net	139	9,150
Other long-term assets, net	317	1,168

Total assets	$7,913	$23,004

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$94	$160
Accrued compensation	552	646
Accrued expenses	1,158	2,374
Deferred revenue	1,590	711
Accrued liabilities relating to discontinued operations	—	336

Total current liabilities	3,394	4,227
Notes payable	11,843	11,843
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 3,237 and 3,226 shares issued and outstanding	10	10
Additional paid-in capital	631,774	631,764
Deferred compensation	(143)	(416)
Accumulated deficit	(639,118)	(624,576)
Accumulated other comprehensive income	153	152

Total stockholders’ equity (deficit)	(7,324)	6,934

Total liabilities and stockholders’ equity (deficit)	$7,913	$23,004

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,

	2003	2002	2001

	(In thousands, except
	per share value)
Net revenues	$3,489	$2,802	$1,042
Costs and expenses
Cost of product licenses and services	1,137	1,498	249
Cost of amortization of purchased technology	1,964	895	548
Research and development	2,637	5,295	24,580
In process research and development	—	399	2,300
Sales and marketing	3,849	5,469	11,050
General and administrative	2,658	5,087	14,067
Settlements, restructurings and other charges	(493)	—	16,543
Impairment of goodwill	—	11,652	—
Write-down of intangible assets	6,385	—	—

Total costs and expenses	18,137	30,295	69,337

Operating loss	(14,648)	(27,493)	(68,295)
Interest expense	(756)	(749)	(5,646)
Interest income and other, net	241	216	4,426
Sale of investment	287	1,800	—
Investment loss	—	(187)	(1,201)
Equity loss	—	(3,033)	(8,614)
Gain from retirement of bonds, net	—	—	159,762

Income (loss) from continuing operations	(14,876)	(29,446)	80,432
Gain from discontinued operations	334	—	—

Net income (loss)	$(14,542)	$(29,446)	$80,432

Basic income (loss) per share from continuing operations	$(4.60)	$(9.21)	$26.11
Basic gain per share from discontinued operations	0.10	—	—

Basic net income (loss) per share	$(4.50)	$(9.21)	$26.11

Weighted average common shares outstanding used in computing net income (loss) per share — basic	3,232	3,196	3,081

Diluted income (loss) per share from continuing operations	$(4.60)	$(9.21)	$25.91
Diluted gain per share from discontinued operations	0.10	—	—

Diluted net income (loss) per share	$(4.50)	$(9.21)	$25.91

Weighted average common shares outstanding used in computing net income (loss) per share — diluted	3,232	3,196	3,104

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock		Additional			Accumulated other
			Paid in	Deferred	Accumulated	comprehensive
	Shares	Amount	Capital	Compensation	Deficit	income/(loss)	Total

	(In thousands)
Balance as of December 31, 2000	3,060	$9	$630,140	$(1,051)	$(675,562)	$(609)	$(47,073)
Issuance of common stock relating to acquisition	13	—	100	—	—	—	100
Stock options assumed on acquisition	—	—	1,874	(687)	—	—	1,187
Exercises of stock options, net of repurchases	32	1	52	—	—	—	53
Amortization of deferred compensation	—	—	—	273	—	—	273
Deferred stock based compensation for cancelled options	—	—	(873)	873	—	—	—
NexPrise stock repurchase	(22)	—	(211)	—	—	—	(211)
Unrealized gains (comprehensive income)	—	—	—	—	—	711	711
Components of other comprehensive income (loss):
Foreign exchange translation	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	80,432	—	80,432

Total comprehensive income							81,114

Balance as of December 31, 2001	3,083	10	631,082	(592)	(595,130)	73	35,443
Issuance of common stock relating to acquisition	140	—	663	(184)	—	—	479
Stock options assumed on acquisition	—	—	132	(132)	—	—	—
Issuance of stock upon exercise of options	6	—	15	—	—	—	15
Issuance of stock under employee stock plan	4	—	13	—	—	—	13
Compensation expense related to acceleration of vesting	—	—	28	—	—	—	28
Amortization of deferred compensation	—	—	—	349	—	—	349
Deferred stock based compensation for cancelled options	—	—	(143)	143	—	—	—
Repurchase of Company common stock	(7)	—	(26)	—	—	—	(26)
Components of other comprehensive income (loss):
Foreign exchange translation	—	—	—	—	—	79	79
Net loss	—	—	—	—	(29,446)	—	(29,446)

Total comprehensive loss							(29,367)

Balance as of December 31, 2002	3,226	10	631,764	(416)	(624,576)	152	6,934
Issuance of stock upon exercise of options	9	—	8	—	—	-	8
Issuance of stock under employee stock plan	2	—	3	—	—	—	3
Amortization of deferred compensation	—	—	—	272	—	—	272
Deferred stock based compensation for cancelled options	—	—	(1)	1	—	—	—
Components of other comprehensive income (loss):
Foreign exchange translation	—	—	—	—	—	1	1
Net loss	—	—	—	—	(14,542)	—	(14,542)

Total comprehensive loss							(14,541)

Balance as of December 31, 2003	3,237	$10	$631,774	$(143)	$(639,118)	$153	$(7,324)

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	2003	2002	2001

	(In thousands)
Operating Activities
Income (loss) from continuing operations	$(14,876)	$(29,446)	$80,432
Gain from discontinued operations	334	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation	306	1,706	6,365
- Write-off of goodwill	—	11,652	—
- Amortization of other intangibles	2,626	2,311	3,848
- Amortization of deferred stock-based compensation	272	349	273
- Restructuring and settlement charges	(493)	—	3,906
- Equity losses & write-down of investments	613	3,220	9,815
- Gain on sale of investment	(400)	(1,800)	—
- Gain from retirement of convertible notes	(100)	—	(159,762)
- Write-off loss on disposal of fixed assets	30	—	—
- Write down of intangible assets	6,385	—	—
- Non-cash charges related to stock-option grants	—	29	—
Changes in operating assets and liabilities:
- Accounts receivable	(183)	200	(352)
- Due from marketplace companies	—	—	(54)
- Prepaid expenses	350	(122)	1,639
- Other current assets	569	549	766
- Other long term assets	(352)	(224)	100
- Discontinued assets and liabilities	—	183	(9,797)
- Accounts payable	(66)	(582)	(2,266)
- Accrued compensation	(94)	(344)	(2,685)
- Accrued expenses	(723)	(2,245)	(9,913)
- Deferred revenue	879	186	143
- Other liabilities	(336)	(379)	—

Net cash used in operating activities	(5,259)	(14,757)	(77,542)

Investing Activities
Purchase of property and equipment	(37)	—	(1,672)
Purchases of short-term investments	—	(24,601)	(291,767)
Sale and maturities of short-term investments	2,050	27,502	378,575
Decrease in restricted cash	—	520	5,167
Investments in marketplace companies	—	—	(6,000)
Cash received on sale of investment	1,000	—	—
Cash acquired on purchase of Infoprise	—	1,029	—
Purchase of Nexprise, net of cash	—	—	(23,074)

Net cash provided by investing activities	3,013	4,450	61,229

Financing Activities
Principal payments on capital lease obligations	—	(114)	(380)
Payments for repurchase of convertible subordinated notes	—	—	(60,931)
Net proceeds from issuance (repurchase) of ESPP, Stock Options and Common stock,	11	2	(159)

Net cash provided by (used in) financing activities	11	(112)	(61,470)

Foreign currency translation	1	79	—
Net decrease in cash and cash equivalents	(2,234)	(10,340)	(77,783)
Cash and cash equivalents at beginning of period	3,225	13,565	91,348

Cash and cash equivalents at end of period	991	3,225	13,565

Supplemental disclosure of noncash activities:
Issuance of shares in connection with the acquisition of Infoprise	$—	794	$—
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of Infoprise	$—	(316)	$—
Issuance of convertible notes relating to Infoprise acquisition	$—	3,040	$—
Note received upon sale of marketplace interest	$—	—	$11,000
Note transferred upon retirement of convertible debt	$—	—	$(11,000)
Forfeiture of Marketmile shares upon settlement	$—	—	$(1,442)
Issuance of shares in connection with acquisitions	$—	—	$1,974
Unrealized accounting loss on available-for-sale securities	$—	—	$711
Deferred stock based compensation related to the stock options assumed in connection with the acquisition of NexPrise	$—	—	$(688)
Supplemental disclosures of cash flow information
Cash paid for interest	$600	528	$7,641

See accompanying notes to the consolidated financial statements.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.	Description of Business

      NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a seller of business process automation and management applications and collaborative solutions for program management and quote management. Our revenue primarily consists of subscriptions of bundled license, post contract support (PCS) and, in most cases, hosting services.

      In 2001, we significantly restructured our operations and focused on a new business direction. We exited the business of building and servicing business-to-business marketplaces and entered the business of providing collaborative and business process automation software solutions. In August 2001, while doing business under the name Ventro Corporation, we acquired privately-held NexPrise, Inc., a company with an advanced collaborative software solution and an established customer base located in Santa Clara, California. Later in the year we reorganized our management team and Board of Directors and took measures to reduce commitments and operating expenses and conserve cash. In January 2002, we changed our name to NexPrise, Inc. On February 4, 2002, we acquired privately-held InfoPrise, located in Carlsbad, California, and combined its data management technology with our existing collaborative solutions infrastructure to produce the business process automation applications and development platform that are now our primary product offerings. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise.

      Cash used in operations decreased to $5.3 million from $14.7 million in 2002. To reduce operating expenses, the Company eliminated several positions, primarily in the sales and marketing functions, in January 2004. Management believes that its restructuring activities, including the elimination of several positions in January, 2004, have reduced its ongoing operating expenses such that the Company will have sufficient working capital to support planned activities through 2004 and beyond.

      As of December 31, 2003, the Company had working capital of approximately $4.0 million, including cash, cash equivalents and short-term investments of $6.0 million. At December 31, 2003, the Company had a stockholders’ deficit of approximately $7.3 million. During the year ended December 31, 2003, the Company used cash, cash equivalents and short term investments to fund operating activities of approximately $5.3 million and received cash proceeds of $1.0 million on the sale of an investment. During the fourth quarter of 2003, the Company used cash and cash equivalents in operating activities of approximately $1.7 million. Management is committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

      On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the consolidated financial statements. Accordingly, the Company is now reporting the gain from retirement of Convertible Notes in operating results. As a result of adopting SFAS No. 145, the Company reclassified the $159.8 million previously recorded in 2001 as extraordinary gain as a component of operating results.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-K reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.

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

Revenue Recognition

      For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with SOP No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletin 101 and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

      Perpetual license revenue is recognized using the residual method described in Statement of Position (“SOP”) No. 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (“VSOE”). VSOE of the fair value of maintenance for license agreements with and without stated renewal rates is based on the Company’s price list. VSOE of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate. Revenue for training or consulting is based upon separate sales of these services. When software services are considered essential or the arrangement involves significant customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours, or completed contract method. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue.

      NexPrise did not establish VSOE for maintenance prior to March 31, 2003, and therefore recognized the revenue from license agreements entered into prior to March 31, 2003 ratably over the maintenance period. NexPrise established VSOE on maintenance in the three months ended June 30, 2003.

      Revenue for training or consulting services is recognized based upon contract completion or on a time and materials basis.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long Lived Assets

      The Company reviews property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. This impairment analysis is required to be performed at least annually for goodwill and purchased intangibles with indefinite useful lives. Also, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives is evaluated using the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

      There were no internally developed software costs capitalized at December 31, 2003 and 2002. To date, substantially all software development costs have been expensed as incurred because the time from working model to saleable model is very short.

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

      The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2003	2002	2001

Option value information(a)
Fair value per option(b)	$1.66	$2.36	$9.86
Valuation assumptions
Expected option term (years)	3	3	4
Expected volatility	0.80%	1.42%	1.90%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.18%	1.92%	3.84%

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

      For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized straight line over the life of the award. The pro forma stock-based employee compensation expense has no

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on the Company’s cash flow. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts) and fiscal years 2002 and 2001 have been amended to include the intrinsic value compensation expense and to include the estimated fair value of all stock grants at year end not only those granted in that year as had been previously reported:

	December 31,

	2003	2002	2001

Net income (loss)	$(14,542)	$(29,446)	$80,432
Add: Intrinsic value compensation expense	272	348	273
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(7,526)	(10,924)	(52,511)

Pro-forma net income (loss)	$(21,796)	$(40,022)	$28,194

Weighted-average shares used in computing basic net income (loss) per share	3,232	3,196	3,081

Weighted-average shares used in computing diluted net income (loss) per share	3,232	3,196	3,104

Basic net income (loss) per share:
As reported	$(4.50)	$(9.21)	$26.11
Pro forma	$(6.74)	$(12.52)	$9.15
Proforma net income (loss) per share:
As reported	$(4.50)	$(9.21)	$25.91
Pro forma	$(6.74)	$(12.52)	$9.08

Advertising Costs

      Advertising costs are charged to expense when incurred. Advertising expense was $0, $0 and $0 for the years ended December 31, 2003, 2002 and 2001.

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

Net Income (Loss) Per Share

      Net income (loss) per share is presented in accordance with the requirements of SFAS No. 128, Earnings Per Share, which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS.

      Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares and potentially dilutive shares outstanding during the period. If NexPrise had reported income from continuing operations instead of losses, diluted earnings per share would have included the shares used in the computation of basic net income (loss) per share as well as an additional 168,000 and 29,000 common share equivalents related to the outstanding options and warrants (determined using the treasury stock method) for the periods ended December 31, 2003 and 2002. These options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net income (loss) per share as the impact would have been antidilutive on the loss per share from continuing operations for the periods presented and, in accordance with FAS 128, the same number of shares is used to calculate diluted per share amounts from continuing operations, discontinued operations, extraordinary items and net gain (loss), regardless of whether the line items other than continuing operations display income or loss.

      The following table presents the calculation of basic and diluted loss per share from continuing and discontinued operations and net loss per common share as of December 31 (in thousands, except per share data):

	2003	2002	2001

Income (loss) from continuing operations	$(14,876)	$(29,446)	$80,432
Gain from discontinued operations	334	—	—

Net income (loss)	$(14,542)	$(29,446)	$80,432

Shares used:
Basic:
Weighted-average shares of common stock outstanding	3,232	3,213	3,082
Less: weighted-average common shares subject to repurchase	—	(17)	(1)

Weighted-average shares used in computing basic net income (loss) per common share	3,232	3,196	3,081

Diluted:
Weighted-average shares used in computing basic net income (loss) per common share	3,232	3,196	3,081
Add: dilutive common stock equivalents	—	—	23

Weighted-average shares used in computing dilutive net income (loss) per common share	3,232	3,196	3,104

Basic income (loss) per share from continuing operations	$(4.60)	$(9.21)	$26.11
Basic gain per share from discontinued operations	0.10	—	—

Basic net income (loss) per common share	$(4.50)	$(9.21)	$26.11

Diluted income (loss) per share from continuing operations	$(4.60)	$(9.21)	$25.91
Diluted gain per share from discontinued operations	0.10	—	—

Diluted net income (loss) per common share	$(4.50)	$(9.21)	$25.91

Legal

      The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. In reviewing these claims and litigation, management

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. The Company had no accruals for legal contingencies at December 31, 2003.

Guarantor’s Accounting for Guarantees

      The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (iii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement.

      Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003 and 2002.

      The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the software is sold. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical activity. To date the Company has had no material warranty claims. Due to thorough product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.

      The Company has entered into certain real estate leases that require the Company to indemnify property owners against certain environmental and other liabilities and other claims.

Environmental Liabilities
      The Company only engages in the development, marketing and distribution of software, and it has never had any environmental related claim. Therefore, the likelihood of incurring a loss related to these environmental indemnifications is remote and thus the Company is unable to reasonably estimate the amount. Therefore, the company has not recorded a related liability in accordance with the recognition and measurement provisions of FAS 143, Accounting for Asset Retirement Obligations (“FAS 143”).

Other Liabilities and Other Claim
      The Company is responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, the Company measured the fair value of these obligations and determined them to be immaterial.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes

      NexPrise accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under the asset and liability method, a current tax asset or liability is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. The Company has provided a full valuation allowance as of December 31, 2003. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for a valuation allowance quarterly.

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 has not had a significant impact on the Company’s results of operations or financial condition.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Variable interest entities are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R) which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

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

      SFAS 142, Goodwill and Other Intangible Assets, requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. This analysis requires management to make a series of critical assumptions to: (1) evaluate

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether any impairment exists, and (2) measure the amount of impairment. The Company performed the required transitional impairment test of the goodwill acquired as part of its acquisition of NexPrise as of January 1, 2002 and, with the assistance of third party valuation experts, performed the annual impairment test as of September 30, 2002. In each case, the tests did not identify an impairment of the goodwill balance. In the fourth quarter of 2002 our market capitalization decreased to a value at December 31, 2002 that was approximately $14 million less than our book value prior to any impairment charges. That decrease and a reduction in forecast revenues led us to conclude there were sufficient indicators to warrant an evaluation of whether any portion of our $11.7 million of recorded goodwill was impaired in the fourth quarter of 2002. That analysis resulted in an impairment charge equal to the entire $11.7 million balance in the fourth quarter of 2002. The remaining identified intangible assets were also tested for impairment at that time. No impairment was found, as the value of the undiscounted cash flows expected to be generated by these assets over their estimated lives as of December 31, 2002 exceeded their carrying value of $9.2.

      In accordance with our policy for assessing the carrying value of our long lived assets, in each quarter of 2003 we compared the carrying value of the intangible assets with the undiscounted cash flows expected to be generated by those assets over their remaining estimated useful lives. No indicators of impairment were found in the first, second or third quarters of 2003. In the fourth quarter of 2003 a reduction in our revenue forecast and a reduction in the estimated useful lives of the intangible assets due to our fourth quarter decision to adopt a plan to transition toward an indirect channel solution led us to conclude there were indicators the intangible assets were impaired. The resulting analysis of discounted cash flows led to an impairment charge of approximately $6.4 million, leaving approximately $139,000 of intangible assets to be amortized evenly over 2004. Of that value, approximately $137,000 is purchased technology related to the acquisitions of NexPrise and InfoPrise and approximately $2,000 is for a non-compete agreement signed at the time of the NexPrise acquisition. During 2004, we will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

      Goodwill and intangible assets with indefinite lives are shown as goodwill on the face of the balance sheet. The changes in the net carrying amount of goodwill are as follows:

Beginning balance, January 1, 2002	$11,652
Goodwill acquired during fiscal 2002	—
Impairment charge during fiscal 2002	(11,652)

Ending balance, December 31, 2002 and 2003	$—

      Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and are reviewed for impairment in accordance with SFAS 144 when

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	December 31, 2003				December 31, 2002

	Gross				Gross
	Carrying	Accumulated		Net	Carrying	Accumulated	Net
	Amount	Amortization	Write-down	Balance	Amount	Amortization	Balance

NexPrise purchased technology	$7,600	$(3,275)	$(4,233)	$92	$7,600	$(1,431)	$6,169
NexPrise in-process R&D	2,300	(2,300)	—	—	2,300	(2,300)	—
NexPrise trade name	1,700	(1,700)	—	—	1,700	(1,204)	496
NexPrise non-compete agreement	500	(403)	(95)	2	500	(236)	264

Total NexPrise intangibles	12,100	(7,678)	(4,328)	94	12,100	(5,171)	6,929
InfoPrise purchased technology	2,234	(132)	(2,057)	45	2,234	(13)	2,221
InfoPrise in-process R&D	399	(399)		—	399	(399)	—

Total InfoPrise intangibles	2,633	(531)	(2,057)	45	2,633	(412)	2,221

Total intangible assets	$14,733	$(8,209)	$(6,385)	$139	$14,733	$(5,583)	$9,150

      NexPrise purchased technology was amortized based on forecast revenue over 5 years. InfoPrise purchased technology was amortized based on forecast revenue over 3 years. The NexPrise trade name and non-compete intangible assets were amortized using a straight line method over 2 and 3 year periods, respectively. All remaining NexPrise and InfoPrise intangible assets will be fully amortized using a straight line method over their remaining useful lives, which extend through the end of 2004. The amortization of purchased intangible assets was $2.3 million in 2002, including $399,000 of in-process research and development. Estimated amortization expense for the year ended December 31, 2004 is $139,000.

      Expenses for the amortization and write-down of goodwill and other intangible assets was $9.0 million, $13.9 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001 respectively.

4.	Business Combinations

      On February 4, 2002 we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes due in 2007 with a face value of $3,040,000 that are convertible into the Company’s common stock at a per share conversion price of $18.75. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of December 31, 2003, 1,820 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. The Company determined the value of the intangible assets associated with the InfoPrise purchase through the use of estimates, forecasts and an independent valuation study.

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

$3,643

      The Company announced on July 16, 2001 that it had signed a definitive agreement to purchase privately held NexPrise, Inc., a provider of collaborative commerce solutions located in Santa Clara, California. The transaction was completed on August 8, 2001, and the operating results of NexPrise are reflected in the Company’s statement of operations from that date forward. The purchase of NexPrise was undertaken to accelerate our product development cycle and enable the Company to offer a comprehensive, proven collaborative commerce solution with the depth and breadth of capabilities required to address the critical e-business needs of customers in the aerospace, automotive, and process industries. The price paid for NexPrise resulted in goodwill of $11.7 million. Key elements of the purchase that are not valued separately in purchase accounting, such as the members of the NexPrise management team and workforce that joined the Company upon completion of the acquisition and NexPrise’s customers , contribute to the generation of goodwill. An escrow fund of $1.5 million was established to absorb significant liabilities discovered in the 12 months following the acquisition. No significant liabilities were discovered and the escrow account has been settled.

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

	Twelve Months Ended
	December 31,

	2002	2001

Revenue	$2,802	$2,775
Net income (loss)	(29,546)	65,530
Basic net income (loss) per share	(9.24)	(30.58)
Diluted net income (loss) per share:	(9.24)	21.11

5.	Financial Instruments

      The following is a summary of available for sale securities (in thousands):

	December 31, 2003	December 31, 2002

	Amortized Cost	Amortized Cost
	and Estimated	and Estimated
	Fair Value	Fair Value

Money Market Funds	$962	$3,019
Municipal bonds/notes	5,000	7,050

Total short-term investments	$5,962	$10,069

Report as:
Cash equivalents	$962	$3,019
Short-term investments	$5,000	$7,050

	5,962	10,069

      All available-for-sale securities as of December 31, 2003 and 2002 have a contractual maturity of one year or less.

6.	Property and Equipment

      Property and equipment consisted of the following as of December 31, (in thousands):

	2003	2002

Computer equipment	$529	$1,611
Furniture and equipment	111	641
Purchased software	117	1,045
Leased equipment and software	—	1,132
Leasehold improvements	12	54

	769	4,483
Less accumulated depreciation and amortization	(729)	(4,144)

	$40	$339

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Current Assets

      Other current assets of $362,000 and $841,000 as of December 31, 2003 and 2002, respectively, are comprised primarily of prepaid royalties, current deposits and other receivables.

8.	Investments

      In April, 2000, the Company and Entangible.com announced the formation of Amphire, a business-to-business e-commerce company in the food service market. The Company acquired a minority interest in Amphire for cash and equity totaling $35 million, which was written off in 2000. In January, 2001, the Company contributed $2.0 million to Amphire’s Series B Preferred Stock Financing. In connection with the financing, the Company terminated its technology and service agreements with Amphire. In August 2002, the Company sold all of its interest in Amphire for cash and recognized a gain of $1.8 million. The investment was accounted for using the equity method.

      In August, 2000, the Company and American Express Company announced the formation of MarketMile, a new business-to-business e-commerce company in the business products and services market. The Company made cash investments of $13.0 million, $4.0 of which was made in January, 2001, and account for the investment using the equity method. In April 2001, MarketMile decided not to use our technology and asserted that we had breached our contract with MarketMile, a claim which the Company disputed. The parties reached a settlement in October 2001 whereby we reduced our equity investment in MarketMile to 20% and the bulk of the receivables due from MarketMile were written off. Correspondingly, MarketMile released all claims on a $5 million customer advance. The net effect of the settlement was a gain reported in the fourth quarter 2001 of less than $1 million. In 2002 MarketMile changed its name to Ketera Technologies.

      The following table outlines the Company’s equity investment activity with its marketplace companies for the years ended December 31, 2001, 2002 and 2003 ($ in thousands):

	Carrying				Carrying
	Value at				Value at	Percentage
	December 31,	Additional	Equity Loss		December 31,	at Ownership
	2000	Investment	of Investee	Settlement	2001	December 31,
Activity in 2001	($)	($)	($)	($)	($)	2001

Amphire	—	2,000	1,588	—	412	34%
MarketMile	6,103	4,000	7,026	456	2,621	23%

	Carrying				Carrying
	Value at				Value at	Percentage
	December 31,	Additional	Equity Loss		December 31,	at Ownership
	2001	Investment	of Investee	Settlement	2002	December 31,
Activity in 2002	($)	($)	($)	($)	($)	2002

Amphire	412		412	—	—	0%
Ketera (fka MarketMile)	2,621		2,621	—	—	20%

	Carrying				Carrying
	Value at				Value at	Percentage
	December 31,	Additional	Equity Loss		December 31,	at Ownership
	2002	Investment	of Investee	Settlement	2003	December 31,
Activity in 2003	($)	($)	($)	($)	($)	2003

Ketera (fka MarketMile)	—		—	—	—	0.5%

      In the year ended December 31, 2001 the Company billed the affiliated marketplace companies approximately $3.7 million, net of reserves. The billings were for charges incurred on behalf of the marketplace companies, services the Company provided and facility rent that we passed on and occurred

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily in the first quarter of the year. These amounts were included in settlements with the marketplace companies.

      At March 31, 2001, we had approximately a 19% interest in Broadlane, a business-to-business e-commerce company in the healthcare industry that we formed with Tenet Healthcare in January 2000. The investment was accounted for using the cost method. In April, 2001, the Company and Broadlane settled several disputes between the two companies and severed relationships with each other. Under the terms of the agreement, Broadlane repurchased all of its shares owned by the Company and the parties resolved all disputes relating to amounts owed to the Company for an aggregate payment of $11 million. The payment was made in the form of a two year interest-bearing note from Broadlane, which was guaranteed by Tenet Healthcare Corporation. (See Note 11 and 13)

9.	Other Long-term Assets

      Other long-term assets were comprised of the following as of December 31, (in thousands):

	2003	2002

Deposits and other	$128	$323
Deferred debt offering costs, net of accumulated amortization of $508 and $461 in 2003 and 2002, respectively	107	154
Employee notes receivable and interest	82	78
Long term investments	—	613

Total other long–term assets	$317	$1,168

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

      On September 30, 2003, the Company sold its interest in Ingenuity Systems, a long-term investment accounted for under the cost method, to an unrelated party for cash proceeds of $1 million. As a result, a net gain for fiscal year 2003 of $287,000 was recorded representing the proceeds of the sale less the carrying value of $613,000 and a fee under a net proceeds income agreement payable to DDP Ventures in the amount of $100,000. DDP Ventures is a related party owned by a former Chief Executive Officer of the Company and pursuant to the Net Proceeds Agreement signed in 2001, DDP Ventures is entitled to 10% of the net proceeds received by the Company for the liquidation of each of certain named investment assets.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses

      Accrued expenses were comprised of the following as of December 31, (in thousands):

	2003	2002

Accrued marketing expenses	$7	$16
Accrued consulting expenses	71	93
Accrued interest payable	406	296
Accrued professional fees	385	253
Accrued acquisition costs	—	154
Accrued restructuring costs	—	505
Other accrued liabilities	289	1,057

	$1,158	$2,374

11.	Settlements and Restructurings

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

      In the three months ended June 30, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of a $989,000 reduction of a charge initially accrued in December 2001 for estimated contractual liabilities for which actual expenses were less than originally estimated. This was partially offset by a $652,000 increase of an equipment write-off initially estimated in December 2001, a $200,000 charge for the settlement of a stockholder lawsuit and $137,000 of charges for employee terminations.

      In the three months ended September 30, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of restructuring charges of approximately $242,000 related to a reduction in force undertaken in September 2002, a $182,000 reduction of a charge initially accrued in December 2001 for estimated contractual liabilities for which actual expenses were less than originally estimated and the realization of additional cash proceeds of approximately $60,000 from the liquidation of excess equipment originally written off in the restructuring events of 2001.

      In the three months ended December 31, 2002 the activity involving the settlement, restructuring and other accrual consisted primarily of settlement charges of approximately $244,000 related to the termination of a facility lease, a $228,000 reduction of a charge initially accrued in December 2001 for estimated contractual liabilities for which actual expenses were less than originally estimated and the realization of additional cash proceeds of approximately $16,000 from the liquidation of excess equipment originally written off in the restructuring events of 2001.

		Estimated
		Excess Lease
	Workforce	and Lease	Write-off
	Reductions	Settlement	of Assets	Settlements	Total

Second Quarter 2002	$137	$(989)	$652	$200	$—
Third Quarter 2002	242	(182)	(60)		—
Fourth Quarter 2002		(228)	(16)	244	—

	$379	$(1,399)	$576	$444	$—

      During the year ended December 31, 2003, the Company paid approximately $12,000 in severance payments. Also, the Company reversed the remaining accrual of $493,000 related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity ceased and no actual charges had been, or are now expected to be, paid.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002 the Company had accruals and reserves of $0 and $505,000, respectively. An analysis of the 2002 and 2003 activity is as follows (in thousands):

Total

2001 provision	$16,543
Activity	(14,510)

Accruals at December 31, 2001	2,033
Activity	(1,528)

Accruals at December 31, 2002	$505
Activity	(505)

Accruals at December 31, 2003	$—

12.	Commitments

      The Company leases its office facilities under non-cancelable operating leases expiring through 2006. Minimum annual operating lease commitments as of December 31, 2003 are as follows (in thousands):

2004	$208
2005	214
2006	220

$642

      In November 1999, the Company entered in a facilities sublease agreement for its former headquarters. The sublease term commenced on December 1, 1999 and ended on December 31, 2003. Late in 2001 and 2002, the Company signed agreements terminating certain lease agreements. See Settlements and Restructuring.

      Rent expense for the years ended December 31, 2003, 2002 and 2001 approximated $1,275,000, $2,058,000 and $3,936,000. This was offset by sublease income for the years ended December 31, 2003, 2002 and 2001 of approximately $1,231,000, $1,192,000 and $1,200,000.

13.	Financing Arrangements, Gain from Retirement of Debt

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

      During 2001, the Company repurchased $241.2 million of the convertible subordinated Notes for cash and assigned an $11 million promissory note from Broadlane Inc. as consideration for the Notes and the accrued interest thereon. The transaction resulted in an extraordinary gain of $159.7 million (the extraordinary item was reclassed to other income in accordance with SFAS No. 145, see below). The gain consisted of a gain of $170 million due to the discount, offset by the write-off of $7.7 million in issue costs associated with

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the original issuance of the Notes in April 2000 as well as $2.9 million of costs associated with the retirement of the Notes. On January 1, 2003, the Company adopted SFAS No. 145. Accordingly, the Company is now reporting the gain from retirement of the bonds in operating results. As a result of adopting SFAS No. 145, the Company reclassified the $159.8 million previously recorded in 2001 as extraordinary gain as a component of operating results.

      At December 31, 2003, $8.8 million of convertible Notes remained outstanding and the remaining unamortized issue costs were approximately $152,000.

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

14.	Stockholders’ Equity

Preferred Stock

      The Board of Directors has the authority, within the limitations and restrictions in the Amended and Restated Certificate of Incorporation, to issue 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. No preferred stock was issued or outstanding at December 31, 2003 or 2002.

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

Common Stock

      In April 2002, the Company effected a reverse split of the Company’s common stock. As a result of the reverse stock split, every 15 shares of the Company’s old common stock issued and outstanding were automatically converted into one new share of common stock. The financial data has been adjusted to reflect the reverse stock split.

      At December 31, 2003 no shares of the Company’s common stock were subject to repurchase. At December 31, 2002 there were approximately 17,000 shares of common stock subject to repurchase. The stock repurchase arrangement vested over a period of seventeen months. No shares were repurchased in the fiscal years ended December 31, 2003 and December 31, 2002. In the fiscal year ended December 31, 2001, 18,851 shares were repurchased.

      Shares of common stock available for future grants under all stock option plans was 61,077 at December 31, 2003.

Stock Repurchase Program

      In September 2001, our Board of Directors authorized a stock repurchase program to repurchase shares for an amount not to exceed $2 million through March 2003. Under the stock repurchase program, we repurchased approximately 29,000 shares of our common stock at a cost of approximately $237,000 during the

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period from September 26, 2001 through December 31, 2002. The Company did not repurchase any shares in 2003.

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

      As of December 31, 2003, 1,065,460 shares of common stock were issuable upon the exercise of outstanding options granted under the 1998 Stock Plan at a weighted average exercise price of $14.243 per share. For the fiscal year ended December 31, 2003, no shares of common stock have been issued upon exercise of options or pursuant to stock purchase and 56,572 shares of common stock remained available for future issuance under the 1998 Stock Plan. The 1998 Stock Plan was originally adopted by the Board of Directors in January 1998 and approved by the stockholders in March 1998. In May 1999 the Board of Directors authorized an automatic annual increase on the first day of each of our fiscal years beginning in 2000, 2001, 2002, 2003, and 2004 equal to the lesser of 83,333 shares, 3% of our outstanding common stock on the last day of the preceding fiscal year or a lesser number determined by the Company’s Board of Directors. Shareholders approved increases in the number of common shares available for issuance under the Company’s 1998 Stock Plan to a total of 1,240,525 shares. Unless terminated earlier by our Board of Directors, the 1998 Stock Plan will terminate in January 2008.

NexPrise Stock Plans

      On August 8, 2001, in connection with the acquisition of privately-held NexPrise, Inc., the Company assumed the privately-held NexPrise, Inc’s 1997 Stock Plan. Under the 1997 Stock Plan, 155,296 outstanding and unexercised options of privately-held NexPrise, Inc. converted into 124,239 options of the Company’s common stock having the same terms and conditions as the privately-held NexPrise, Inc. options after giving effect to the 0.80 exchange ratio in the merger. As of December 31, 2003, 43,485 shares of common stock were issuable upon the exercise of outstanding options granted under the 1997 Stock Plan at a weighted average exercise price of $5.782 per share. For the fiscal year ended December 31, 2003, no shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights and no shares of common stock remain available for future issuance under the 1997 Stock Plan.

      On August 8, 2001, the Company assumed the privately-held NexPrise, Inc. Nonstatutory Stock Plan. Under the Nonstatutory Stock Plan, 136,584 outstanding and unexercised options of privately-held NexPrise, Inc. converted into 109,267 options of the Company’s common stock having the same terms and conditions as the privately-held NexPrise, Inc.’s options after giving effect to the 0.80 exchange ratio in the merger. As of December 31, 2003, 100,676 shares of common stock were issuable upon the exercise of outstanding options granted under the Nonstatutory Stock Plan at a weighted average exercise price of $4.272 per share. For the fiscal year ended December 31, 2003, 8,590 shares of common stock have been issued upon exercise of options

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or pursuant to stock purchase rights at exercise or purchase prices ranging between $0.95 to $4.650 and no shares of common stock remain available for future issuance under the Nonstatutory Stock Plan.

InfoPrise Stock Plans

      On February 4, 2002 in connection with the acquisition of privately-held InfoPrise, Inc., the Company assumed the privately-held InfoPrise, Inc’s 2000 Equity Incentive Plan. Under the 2000 Equity Incentive Plan, 90,500 outstanding and unexercised options of privately-held InfoPrise, Inc. converted into 60,335 options of the Company’s common stock having the same terms and conditions as the privately-held InfoPrise, Inc. options after giving effect to the 0.6667 exchange ratio in the merger. As of December 31, 2003, 59,631 shares of common stock were issuable upon the exercise of outstanding options granted under the 2000 Equity Incentive Plan at a weighted average exercise price of $1.050 per share. For the fiscal year ended December 31, 2003, no shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights and no shares of common stock remain available for future issuance under the 2000 Equity Incentive Plan.

      On February 4, 2002 the Company assumed the privately-held InfoPrise, Inc. 2000 NonEmployee Equity Incentive Plan. Under the 2000 NonEmployee Equity Incentive Plan, 5,547 outstanding and unexercised options of privately-held InfoPrise, Inc. converted into 3,698 options of the Company’s common stock having the same terms and conditions as the privately-held InfoPrise, Inc.’s options after giving effect to the 0.6667 exchange ratio in the merger. For the fiscal year ended December 31, 2003, no shares of common stock were issuable upon the exercise of outstanding options or pursuant to stock purchase rights and no shares of common stock remain available for future issuance under the 2000 NonEmployee Equity Incentive Plan.

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

      As of December 31, 2003, 9,996 shares of common stock were issuable upon the exercise of outstanding options granted under the 1999 Stock Plan at a weighted average exercise price of $3,736 per share. For the fiscal year ended December 31, 2003, no shares of common stock have been issued upon exercise of options or pursuant to stock purchase rights at exercise or purchase prices ranging between $1.520 and $5.55 per share. As of December 31, 2003, 4,505 shares of common stock remain available for future issuance under the 1999 Directors’ Stock Plan.

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Employee Stock Purchase Plan

      NexPrise’s 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in May 1999 and was approved by the stockholders in July 1999. A total of 50,000 shares of common stock was initially reserved for issuance under the purchase plan, as well as an automatic annual increase on the first day of each of NexPrise’s fiscal years beginning in 2001, 2002, 2003 and 2004 equal to the lesser of 13,333 shares, or  1/2% of NexPrise’s outstanding common stock on the last day of the immediately preceding fiscal year. Stockholders approved an increase in the number of common shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan to a total of 120,920 shares. As of December 31, 2003, 29,956 shares have been issued under the 1999 Employee Stock Purchase Plan.

      The Employee Stock Purchase Plan was terminated by the NexPrise Board of Directors effective February 17, 2004.

Stock Option Activity

      Stock option activity for all our stock plans was as follows (in thousands, except per share data):

	Years Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	1,248	$13.05	842	$25.50	758	$420.90
Acquired — NexPrise Inc	—	$—	—	$—	234	$4.80
Acquired — InfoPrise Inc	—	$—	64	$1.05	—	$—
Granted	74	$3.17	673	$2.97	737	$6.30
Exercised	(9)	$0.95	(6)	$2.44	(41)	$4.50
Canceled	(34)	$17.02	(325)	$23.47	(846)	$361.20

Outstanding at end of period	1,279	$12.47	1,248	$13.05	842	$25.50

Exercisable at end of period	750		329		283

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding as of December 31, 2003 (in thousands, except per share data):

	Outstanding			Exercisable

		Weighted
		Average
		Remaining
		Contractual	Weighted-		Weighted-
	Number	Life	Average	Number	Average
Range of Exercise Prices	of Shares	(years)	Exercise Price	of Shares	Exercise Price

$ 0.95 - $ 1.55	82	7.38	$1.11	56	$1.07
$ 1.79 - $ 1.79	459	8.96	$1.79	231	$1.79
$ 1.95 - $ 4.65	184	8.23	$4.05	120	$4.55
$ 5.55 - $ 6.60	147	8.13	$5.98	104	$6.06
$ 8.25 - $ 8.70	112	7.60	$8.26	41	$8.27
$ 9.75 - $ 9.75	252	7.79	$9.75	156	$9.75
$ 14.53 - $450.00	41	6.46	$215.57	40	$217.66
$628.13 - $628.13	2	6.27	$628.13	2	$628.13

$ 0.95 - $628.13	1,279	8.23	$12.47	750	$17.89

15.	Deferred Stock-Based Compensation

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

      The Company recognized approximately $272,000, $349,000 and $273,000 in stock compensation expense from continuing operations during the years ended December 31, 2003, 2002 and 2001. Deferred compensation is reduced in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. In 2003 the Company reversed $1,000 of deferred compensation in connection with terminated employees. At December 31, 2003, unamortized deferred stock compensation was $142,913.

16.	Employee Savings and Retirement Plan

      NexPrise has a 401(k) Plan that allows eligible employees to contribute up to 60% of their salary, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries but not more than statutory limits. NexPrise may make discretionary contributions to the plan based on profitability as

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the Board of Directors. NexPrise did not make any contributions to the plan during the years ended December 31, 2003, 2002 and 2001.

17.	Income Taxes

      Due to operating losses and the Company’s inability to recognize an income tax benefit from current losses, there is no provision for income taxes for the years ended December 31, 2003, 2002 or 2001.

      As of December 31, 2003, the Company had net operating loss carry forwards for federal income tax purposes of approximately $167.8 million which expire in the years 2013 through 2023 and federal research and development tax credits of approximately $1.2 million which expire in the years 2013 through 2023. In addition, the Company had approximately $16.7 million in State net operating loss carry forwards that will expire beginning in 2012 and approximately $1.9 million in state research and development credits that will not expire. Utilization of the Company’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $810,000 during 2003 and increased by $11.7 million during 2002. Approximately $7 million of the valuation allowance at December 31, 2002 is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2003	2002

Deferred Tax Assets:
Net operating loss	$58,100	$57,000
Research credits	1,800	3,500
Reserves and accruals	1,300	1,360

Total deferred tax assets	61,200	61,860
Valuation allowance	(61,200)	(61,860)

Net deferred tax assets	$—	$—

18.	Concentration of Credit Risk and Other Risks

      Financial instruments that potentially subject NexPrise to credit risk consist primarily of uninsured cash, and cash equivalents and short-term investments. Cash and cash equivalents are deposited with a federally insured commercial bank in the United States.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral and analyzes the need for reserves for potential credit losses and records reserves when necessary. In 2003 and 2002, the Company reduced its reserve for bad debt by approximately $0 in 2003 and $17,000 in 2002.

      The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

				% of Net
	% of Total Revenues			Accounts
	for the Year Ended			Receivable as of
	December 31,			December 31,

	2003	2002	2001	2003	2002

Customer A	16%	13%	14%		30%
Customer B	12%			10%	21%
Customer C	19%	12%		23%
Customer D		10%		35%
Customer E	13%	17%	15%

19.     Contingencies

      In 2001, several class action lawsuits, including one derivative suit, were filed and served on the Company alleging that the Company and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000. These lawsuits have been consolidated as In re Ventro Corp. Sec. Litigation, Master File No. Civ. 01-1287 SBA. On March 31, 2003, the Court granted in part and denied in part motions to dismiss the consolidated complaint filed against the Company and other defendants. The plaintiffs filed an amended complaint May 15, 2003. On July 14, 2003 the Company, the individual defendants and the underwriter defendants filed motions to dismiss certain allegations of the amended complaint. On October 14, 2003 the Court heard oral argument on the motions, and granted the motion of the Company and the individual defendants and granted in part and denied in part the motion of the underwriter defendants. Plaintiffs were given leave to amend their complaint. On November 26, 2003, plaintiffs filed an amended complaint. On December 19, 2003 the Company, the individual defendants and the underwriter defendants filed motions to dismiss new allegations added in the amended complaint. On January 23, 2004 the Court heard oral argument on the motions, and granted the motion of the Company, the individual defendants, and the underwriter defendants to dismiss the new allegations with prejudice. The Court has set a trial date for January 20, 2005 with respect to the remaining issues.

      The Company is also a defendant in the initial public offering class action suits filed against issuers and the investment banks alleging that the offering documents were false and misleading. In June 2003, a memorandum of understanding was entered into by and among the plaintiffs, liaison counsel for the issuer defendants and counsel for the insurers which would result in dismissal of the action against the issuers, including the Company, on terms that would not require any current payment by the Company and are believed by the Company’s board of directors to carry only a remote risk that any future payment by the Company would be required. In addition, the plaintiffs would release the Company and its officers and directors from the claims that have been asserted against them as a part of the proposed settlement. On June 30, 2003, the Company’s board of directors approved the memorandum of understanding and authorized the Company to enter into the proposed settlement. The memorandum of understanding and proposed settlement are expected to be submitted to the Court for its required approval shortly.

      Although we believe that we have meritorious defenses to the actions and intend to defend the suits vigorously, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits could be costly and will require a significant commitment of time and resources by our senior management. Although the Company has insurance to cover these claims, the recovery of all future costs is not assured.

      The Company is a party to various claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Discontinued Marketplace Companies Formerly Known as Promedix and Chemdex

      Contracts with Promedix and Chemdex customers and suppliers contained, in some cases, cancellation notification periods longer than the Company provided. In some cases, shorter notification periods caused inconvenience to customers and suppliers, and the Company has been notified by several suppliers that discontinuing the marketplace represents a breach of Promedix contractual obligations. Additionally, two customers of Chemdex have informed the Company that they did not receive notice of the termination of their contracts within the contractually required time period. However, as of December 31, 2003, no customer or supplier of Promedix or Chemdex had filed a formal complaint with the Company.

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

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Segment Reporting

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

21.	Discontinued Operations

      In December 2000, the Company’s Board of Directors adopted a formal plan and announced the shut down of all business operations associated with the Company’s life sciences and specialty medical products marketplaces. The shutdown of Chemdex, Promedix and SpecialtyMD was completed March 31, 2001.

      At December 31, 2002, accrued liabilities relating to discontinued operations amounted to approximately $336,000. This amount was comprised of accruals for estimated costs to settle lease and other contractual obligations. During 2003 the Company paid approximately $2,000 for liabilities relating to discontinued operations and reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activities ceased and no actual charges had been, or are now expected to be, paid. At December 31, 2003 there was no remaining discontinued operations accrual.

22.	Quarterly Results of Operations (unaudited)

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(In thousands)
Net revenues	674	653	728	747	721	1,002	814	952
Operating Expenses:
Cost of product licenses and services	316	424	407	351	281	305	238	313
Cost of amortization of purchased technology	221	221	221	232	491	491	491	491
Research and development	1,799	1,560	1,044	892	794	556	749	538
Amortization of in process research and development	399	—	—	—	—	—	—	—
Sales and marketing	1,671	1,589	1,274	935	967	954	1,068	860
General and administrative	1,723	1,457	1,117	790	699	917	631	411
Restructuring and settlement charges	—	—	—	—	—	(493)	—	—
Impairment of goodwill				11,652	—	—	—	—
Write-down of intangible assets	—	—	—	—	—	—	—	6,385

Total operating expenses	6,129	5,251	4,063	14,852	3,232	2,730	3,177	8,998

Operating loss	(5,455)	(4,598)	(3,335)	(14,105)	(2,511)	(1,728)	(2,363)	(8,046)
Interest expenses	(177)	(192)	(190)	(190)	(189)	(189)	(189)	(189)
Interest income and other, net	20	74	63	59	33	128	57	23
Gain (loss) on investment	(1,349)	(1,131)	1,060	—	—	(113)	400	—

Loss from continuing operations	(6,961)	(5,847)	(2,402)	(14,236)	(2,667)	(1,902)	(2,095)	(8,212)

Discontinued operations:
Gain from discontinued operations	—	—	—	—	—	334	—	—

Net income (loss)	$(6,961)	$(5,847)	$(2,402)	$(14,236)	$(2,667)	$(1,568)	$(2,095)	$(8,212)

NEXPRISE, INC.

SCHEDULE II     VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001

		Amount
	Beginning	Charged to		Ending
Description	Balance	Expenses	Write-offs	Balance

	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2003	$102	$—	$33	$69
Year ended December 31, 2002	$182	$(17)	$63	$102
Year ended December 31, 2001	$4,646	$20	$4,484	$182

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

NEXPRISE, INC.

By:	/s/ TED DRYSDALE

Ted Drysdale
President, Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TED DRYSDALE Ted Drysdale	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2004

/s/ JEROME NATOLI Jerome Natoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ DAVID PERRY David Perry	Vice Chairman of the Board of Directors	March 29, 2004

/s/ THOMAS INSLEY Thomas Insley	Director	March 29, 2004

/s/ DONALD WESTERHEIDE Donald Westerheide	Director	March 29, 2004

/s/ DANIEL JESS Daniel Jess	Director	March 29, 2004

Exhibit Index

Exhibit
Number		Description

2.8		Form of Certificate of Merger between Chemdex Corporation and Ventro Corporation (1)
2.9		Agreement and Plan of Merger and Reorganization dated January 13, 2001, by and among Registrant, NexPrise, Inc., a Delaware corporation, Neptune Merger Corp., a Delaware corporation, Ram Sriram as Stockholders’ Representative, and U.S. Bank Trust National Association as Escrow Agent (2)
2.10		Agreement and Plan of Merger and Reorganization dated February 4, 2002 by and among Registrant, InfoPrise, Inc., a Delaware corporation, Indigo Acquisition Corporation, a Delaware corporation, Raj Tolani, Can Nguyen, and Timeline Venture Investors I, LP as Principal Stockholders and Timeline Venture Management, LLC, as Securityholders’ Agent (3)
2.11		Form of Certificate of Ownership and Merger between Ventro Corporation and Ventro Merger Subsidiary (4)
3.1		Amended and Restated Certificate of Incorporation of NexPrise (5)
3.2		Amended and Restated Bylaws of NexPrise (6)
3.3		Certificate of Amendment of Amended and Restated Certificate of Incorporation (7)
4.1		Specimen of NexPrise Common Stock Certificate (1)
4.2		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1999(5)
4.3		Amendment dated May 12, 1999 to Third Amended and Restated Investors’ Rights Agreement (5)
4.4		Form of Indenture between NexPrise and State Street Bank and Trust Company of California, N.A.(1)
4.5		Form of Note (1)
4.6		Form of convertible promissory notes (3)
10.1		Form of Indemnification Agreement between NexPrise and each of its officers and directors (6)
**10	.2	Form of Change of Control Agreement between NexPrise, each of its officers and certain employees (5)
**10	.4	1998 Stock Plan, as amended, and form of option agreement (1)
**10	.6	1999 Directors’ Stock Plan (5)
10.10		Standard Office Lease dated June 11, 1998 between NexPrise and Fabian Partners II, a California General Partnership, as amended (5)
10.11		Master Lease Agreement dated January 20, 1999, as amended, between NexPrise and Comdisco, Inc. (5)
10.12		Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners III, L.P. (5)
10.13		Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Partners International III, L.P. (5)
10.14		Warrant to Purchase Shares of Common Stock of NexPrise dated March 24, 1999 between NexPrise and Galen Employee Fund III, L.P. (5)
10.15		Payment Plan Agreement dated February 22, 1999 and related agreements between NexPrise and Oracle Credit Corporation (5)
10.16		Office Lease dated August 13, 1999 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California (1)
10.18		Form of warrant to purchase common stock of Healthcare Transaction Systems, Inc. (1)
10.21		Termination Agreement dated April 21, 2001 between NexPrise and Broadlane, Inc. (8)
10.22		NexPrise, Inc. 1997 Stock Plan (2)
10.23		Form of NexPrise, Inc. Nonstatutory Stock Option Agreement (2)
10.24		Amendment to Lease Agreement dated December 28, 2001 between NexPrise and Alza Corporation for space located at 1010 Joaquin Road, Mountain View, California. (4)

Exhibit
Number		Description

**10	.25	Form of offer letter between NexPrise and each of its officers (4)
**10	.26	Addendum to Letter Agreement between NexPrise and David Zechnich dated January 24, 2002 (4)
**10	.27	Employment Agreement between NexPrise and David Perry dated November 16, 2001 (4)
**10	.28	Net Proceeds Income Agreement between NexPrise and DPP Ventures dated November 19, 2001 (4)
10.29		InfoPrise, Inc. 2000 Non-Equity Incentive Plan (7)
10.30		InfoPrise, Inc. 2000 Equity Incentive Plan (7)
10.31		Form of Secured Promissory Note between NexPrise and John Lynch and Tom Anthony dated April 30, 2002(9)
10.32		Form of Stock Pledge Agreement between NexPrise and John Lynch and Tom Anthony dated April 30, 2002 (9)
21.1		Subsidiaries of NexPrise (10)
23	.1*	Consent of Ernst & Young LLP, Independent Auditors
31	.1*	Certification of Chief Executive Officer of Registrant pursuant to Rule 13a-4(a) or Rule 15d-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer of Registrant pursuant to Rule 13a-4(a) or Rule 15d-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Commission on March 6, 2000. (File No. 333-31774)

(2)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001.

(3)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2002.

(4)	Incorporated by reference to the corresponding Exhibit filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2002.

(5)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Registration Statement on Form S-1 (File No. 333-78505) filed with the Commission on May 14, 1999, as amended, which Registration Statement was declared effective July 26, 1999.

(6)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2001.

(7)	Incorporated by reference to the corresponding Exhibit filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2002.

(8)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(9)	Incorporated by reference to the corresponding Exhibit filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2002.

(10)	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003.

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement