Form 10-Q
period 2004-03-31
NEXPRISE INC
filed 2004-05-06
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Yes [   ] No [X]

     On March 31, 2004, 3,237,718 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

NEXPRISE, INC.
FORM 10-Q

NEXPRISE, INC

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share values)

	March 31,	December 31,
	2004	2003
	unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,185	$991
Short-term investments	2,600	5,000
Accounts receivable - net of reserves of $30 and $69 respectively	312	743
Prepaid expenses	323	321
Other current assets	285	362

Total current assets	5,705	7,417
Property and equipment, net	57	40
Intangible assets, net	104	139
Other long-term assets, net	285	317

Total assets	$6,151	$7,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$190	$94
Accrued compensation	373	552
Accrued expenses	1,143	1,158
Deferred revenue	1,467	1,590

Total current liabilities	3,173	3,394
Notes payable	11,843	11,843
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value:2,500 shares authorized: none issued or outstanding	—	—
Common stock, $.0002 par value; 175,000 shares authorized; 3,238 and 3,237 shares issued and outstanding	10	10
Additional paid-in capital	631,771	631,774
Deferred compensation	(87)	(143)
Accumulated deficit	(640,712)	(639,118)
Accumulated other comprehensive income	153	153

Total stockholders’ deficit	(8,865)	(7,324)

Total liabilities and stockholders’ deficit	$6,151	$7,913

(1)	Derived from December 31, 2003 audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
Net revenues	$654	$721
Cost of product licenses and services	312	281
Cost of amortization of purchased technology	34	491
Research and development	615	794
Sales and marketing	595	967
General and administrative	543	699

Total costs and expenses	2,099	3,232

Operating loss	(1,445)	(2,511)
Interest expense	(189)	(189)
Interest income and other, net	40	33

Net loss	$(1,594)	$(2,667)

Basic and diluted loss per share	$(0.49)	$(0.83)
Weighted average common shares outstanding used in computing basic and diluted net loss per share	3,237	3,218

See accompanying notes to consolidated financial statements

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Operating Activities
Net loss	$(1,594)	$(2,667)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation	6	136
- Amortization of other intangible assets	35	745
- Amortization of deferred stock-based compensation	50	84
Changes in operating assets and liabilities:
- Accounts receivable	431	337
- Prepaid expenses	(2)	227
- Other current assets	77	509
- Other long term assets	32	(48)
- Accounts payable	96	(23)
- Accrued compensation	(179)	28
- Accrued expenses	(15)	(14)
- Deferred revenue	(123)	3
- Accrued liabilities relating to discontinued operations	—	(2)

Net cash used in operating activities	(1,186)	(685)

Investing Activities
Purchase of property and equipment	(23)	(26)
Proceeds from sale and maturities of short-term investments	2,400	—

Net cash provided by (used in) investing activities	2,377	(26)

Financing Activities
Net proceeds from issuance of ESPP, and Stock Options	3	1

Net cash provided in financing activities	3	1

Net decrease in cash and cash equivalents	1,194	(710)
Cash and cash equivalents at beginning of period	991	3,225

Cash and cash equivalents at end of period	$2,185	$2,515

Supplemental disclosures of cash flow information
Cash paid for interest	$(73)	$—

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

     As of March 31, 2004, the Company had working capital of approximately $2.5 million and stockholders’ deficit of approximately $8.9 million. During the three months ended March 31, 2004, the Company used cash and cash equivalents in operating activities of approximately $1.2 million, a decrease of approximately $500,000 from the $1.7 million used in the three months ended December 31, 2003. The decrease in cash used in operating activities in the three months ended March 31, 2004 was primarily due to increased collections from customers and lower payroll expenses. Management believes it has sufficient working capital to support the Company’s planned activities through at least 2004. Management is committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. While the quarterly financial information is unaudited, the financial statements included in this Form 10-Q reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The fair value of the stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions for 2004 as follows: volatility of 1.98, risk-free interest rate of 1.93%, 3 year expected life and no dividend yield. No grants were issued in the first quarter of 2003.

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

	Three Months Ended
	March 31,
	2004	2003
Net loss	($1,594)	($2,667)
Add: Instrinsic value compensation expense	50	84
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(904)	(2,085)

Pro-forma net loss	$(2,448)	$(4,668)

Weighted-average shares used in computing basic and diluted net loss per share	3,237	3,218

Basic and diluted loss per share:
As reported	$(0.49)	$(0.83)
Pro forma	$(0.76)	$(1.45)

On February 17, 2004, the Compensation Committee approved an increase of 500,000 shares under the 1998 Stock Plan and 8,825 shares under the 1999 Directors Stock Plan.

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Total revenues		% of Net accounts
	for the three months ended		receivable as of
	March 31,		March 31,	December 31,
	2004	2003	2004	2003
Customer A	16%	14%	13%
Customer B	13%	12%	16%	10%
Customer C		12%		23%
Customer D	11%	10%	24%	35%
Customer E			17%
Customer F			15%
Customer G	14%	14%

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

Note 3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income and its components of net loss and “Other Comprehensive Income.” Other Comprehensive Income refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ deficit. For all periods presented there are no reconciling items for comprehensive loss. Net loss as presented on the Consolidated Statements of Operations is the same as total comprehensive loss.

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

     Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS 144 when impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Gross Carrying Amount	$14,733	$14,733
Write-down	(6,385)	(6,385)
Accumulated Amortization	(8,244)	(8,209)

Net Balance	$104	$139

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

Note 5. Balance Sheet Details

Other Current Assets

     Other current assets of $285,000 and $362,000 as of March 31, 2004 and December 31, 2003, respectively, are comprised primarily of prepaid royalties, current deposits and other receivables.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Deposits and other	$128	$128
Deferred debt offering costs, net of accumulated amortization of $520 and $508 in 2004 and 2003 respectively	95	107
Employee notes receivable	62	82

Total intangible and other assets.	$285	$317

Note 6. Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes due in 2007 with a face value of $3,040,000, a common stock conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. As of March 31, 2004, no amount of the notes had been converted into NexPrise common stock. With respect to the InfoPrise convertible promissory note, approximately $73,000 which represents 40% of the annual interest is payable annually on each anniversary date of the issuance of the promissory note, with the balance of interest owed due at maturity. The interest balance accrued in accrued expenses at March 31, 2004 is approximately $246,000. In April 2000, NexPrise issued $250 million of convertible subordinated notes due in 2007, bearing annual interest at 6% and convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share. The Company subsequently repurchased $241.2 million of these notes during 2001. Approximately $8.8 million of the convertible subordinated notes remained outstanding as of March 31, 2004 and December 31, 2003.

Note 7. Contingencies

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

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of March 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Note 8. Accrued Expenses

     Accrued expenses were comprised of the following as of March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Accrued marketing expenses	$6	$7
Accrued consulting expenses	71	71
Accrued interest payable	510	406
Accrued professional fees	360	385
Other accrued liabilities	196	289

	$1,143	$1,158

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

     The Company recognized $50,000 and $84,000 in stock compensation expense for the three months ended March 31, 2004 and 2003, respectively.

Note 10. Settlement, Restructuring and Discontinued Operations

     During the year ended December 31, 2002, the Company took actions to improve efficiencies and reduce operating costs, including employee and contractor terminations, consolidation of facilities, and settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss from continuing operations.

     The Company paid approximately $12,000 in severance payments during the quarter ended March 31, 2003. At March 31, 2004, and 2003, the Company had restructuring accruals and reserves of $0, and $493,000, respectively.

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

     On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes convertible into the Company’s common stock, due in 2007, with a face value of $3,040,000 and a common stock conversion price of $18.75 per share. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of March 31, 2004, 2,096 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next 12 months as we continue to develop and enhance our technology and service offerings and build our customer base.

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

     Management believes the following critical accounting policies concerning revenue recognition, long lived assets and legal issues, affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

     Revenue Recognition. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletin 101 and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

     NexPrise did not establish VSOE for maintenance prior to March 31, 2003, and therefore recognized the revenue from license agreements entered into prior to March 31, 2003 ratably over the maintenance period. NexPrise established VSOE in the three months ended June 30, 2003. The Company must maintain VSOE on maintenance for perpetual licenses or risks an end to recognition of perpetual license revenue using the residual method and potentially revision to previously recognized perpetual licenses.

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

     Legal. The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. In reviewing these claims and litigation, management assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. The Company had no accruals for legal contingencies at March 31, 2004.

Liquidity and Capital Resources

     As of March 31, 2004 NexPrise had approximately $4.8 million of cash, cash equivalents and short-term investments and working capital was approximately $2.5 million.

     Net cash used in operating activities was approximately $1.2 million for the three months ended March 31, 2004 compared to $685,000 of net cash used in operating activities for the three months ended March 31, 2003. Net cash used in operating activities for the three months ended March 31, 2004 consists primarily of the net loss for the period less non-cash items.

     Net cash provided by investing activities totaled $2.4 million for the three months ended March 31, 2004, compared to net cash used in investing activities of $26,000 for the three months ended March 31, 2003. Net cash provided during the three months ended March 31, 2004, related primarily to net sales and maturities of approximately $2.4 million of short-term investments and purchases of approximately $23,000 in property and equipment. During the three months ended March 31, 2003, the Company purchased approximately $26,000 in property and equipment

     Management believes the Company has adequate cash to sustain operations at least through 2004 and is managing its business to achieve positive cash flow utilizing existing assets. During 2003 the Company continued to reduce ongoing operating expenses by reducing purchases of other services and making workforce reductions. To reduce operating expenses, the Company eliminated several positions, primarily in the sales and marketing functions, in January 2004. At the same time, our product development team is focusing on enhancing our solutions so they can be more easily configured by customers and indirect channel partners, will require less involvement by our technical personnel and can be delivered efficiently via the Internet. It will take several quarters before the business flowing through this indirect channel has a significant impact on operating results, but the reduced variable cost per incremental revenue dollar is expected to significantly improve our operating margin and allow our business to scale more readily. We are hopeful that we can achieve cash flow break-even in 2005 using this indirect channel, our continuing direct sales efforts and the aforementioned reduction in expenses.

     Management believes that its restructuring activities have reduced its ongoing operating expenses such that the quarterly use of cash in 2004 will be between $500,000 and $1.2 million and the Company will have sufficient working capital to support planned activities at least through 2004. Management is committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

     Although we expect our existing cash, cash equivalent and investment balances together with our anticipated cash flows from operations to be sufficient to meet our working capital and operating resource expenditure requirements for at least through 2004 and beyond, higher than anticipated expenses or lower than anticipated receipts may result in lower cash, cash equivalents and investments balances than presently anticipated and we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Results of Operations

     Net Revenues. NexPrise’s revenues were $654,000 for the three months ended March 31, 2004, a decrease of 9% over the $721,000 in revenue for the three months ended March 31, 2003. The revenue is made up primarily of bundled subscriptions and maintenance and licenses for the Company’s collaborative commerce and business process automation solutions. VSOE on maintenance was established in the second quarter of 2003. Approximately 91% of the revenue recognized for the quarter ended March 31, 2004, consisted of revenue being recognized ratably over the contract term and is made up of bundled subscriptions, with maintenance, sold prior to the establishment of VSOE for maintenance. Approximately 2% of the revenue recognized for the quarter ended March 31, 2004, consisted of perpetual license revenue recognized when the software was delivered and not ratably over the contract. The remaining 7% of the revenue recognized for the quarter ended March 31, 2004, consisted of consulting and training. Approximately 5% of the revenue recognized for the quarter ended March 31, 2003, consisted of consulting and training. The remaining 95% consisted of subscription and perpetual license being recognized ratably over the contract term.

     Cost of Product Licenses and Services. The cost of product licenses and services was $312,000 for the three months ended March 31, 2004, an increase of 11% from the $281,000 reported for the three months ended March 31, 2003. These costs consisted primarily of outsourced hosting services for our customers, personnel and other expenses associated with providing maintenance and technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution. The increase was primarily due to higher expenses related to technical support services.

     Cost of Amortization of Purchased Technology. Amortization of the developed technology intangible assets acquired in the purchases of NexPrise in August 2001 and InfoPrise in February 2002 was $34,000 and $491,000 for the three months ended March 31, 2004, and March 31, 2003, respectively. This decrease is a result of the write-down in the fourth quarter of 2003. These assets will be fully amortized in 2004.

     Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. R&D expenses were approximately $615,000 for the three months ended March 31, 2004, a decrease of 23% from the $794,000 reported for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 was largely driven by a reduction in depreciation expense. To date, all software development costs have been expensed in the period incurred. We believe that continued investments in research and development are required to remain competitive.

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses were approximately $595,000 during the three months ended March 31, 2004, a decrease of 38% from the $967,000 reported for the three months ended March 31, 2003. The decrease was driven by reductions in workforce performed throughout 2003 and in the first quarter of 2004 and reduced spending on marketing programs.

     General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses were approximately $543,000 for the three months ended March 31, 2004, a decrease of 22% from the $699,000 reported for the three months ended March 31, 2003. The decrease was driven by reductions in infrastructure costs and workforce carried out throughout 2003.

     Interest Expense. Interest expense was $189,000 in both the three months ended March 31, 2004, and 2003. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000, the convertible promissory note issued in association with the purchase of InfoPrise in February 2002 and, to a lesser extent, financed equipment and other financing arrangements. With respect to the subordinated notes, approximately $265,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at March 31, 2004. In addition, the remaining deferred offering costs of approximately $140,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000 which represents 40% of the annual interest is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity.

     Interest Income and Other, Net. Interest income and other, net, was $40,000 in the three months ended March 31, 2004, an increase of $7,000 from the $33,000 reported for the three months ended March 31, 2003. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. Also included in the three months ended March 31, 2004 are fees of approximately $28,000 charged by us for late rental payments on subleased office space.

     Net Loss. As a result of the changes described above, the net loss from continuing operations was approximately $1.6 million for the three months ended March 31, 2004, a decrease of 40% from the $2.7 million net loss reported for the three months ended March 31, 2003.

Contractual Obligations

     The following table summarizes the company’s contractual obligations and commercial commitments as of March 31, 2004 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$11,843	—	$11,843	$—	$—
Capital lease obligations	—	—	—	—	—
Purchase obligations (1)	67	50	17	—	—
Operating leases	590	156	434	—	—

Total contractual obligations	$12,500	$206	$12,294	$—	$—

(1)	The purchase obligation includes a co-location agreement.

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

     The Company Has a History of Losses and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

     We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $1.6 million during the three months ended March 31, 2004. As of March 31, 2004 we had an accumulated deficit of approximately $641 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

     We May Not Be Able to Sustain VSOE and May Not be Able to Use the Residual Method

     We established VSOE for maintenance in the second quarter of 2003 and began recognizing perpetual license revenue upon delivery of the license. If we are unable to continuously meet the criteria required to maintain VSOE on maintenance, we may not be able to continue to recognize perpetual license revenue using the residual method.

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

     Our Common Stock Price is Especially Volatile, Which Could Result in Substantial Losses to Investors

     The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. Our stock reached a high of $4.20 and a low of $1.15 during fiscal 2003. On March 31, 2004 the last quoted price on the OTC Bulletin Board was $1.52.

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

Interest Rate Sensitivity

     We are also exposed to interest rate risk related to our investment portfolios. We have performed a sensitivity analysis as of March 31, 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at March 31, 2004. The sensitivity analysis at March 31, 2004 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

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

     (b) There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     (b) Reports on Form 8-K:

A Report on Form 8-K was furnished on February 18, 2004 (Item 12). The report contained information announcing NexPrise, Inc. earnings release issued on February 17, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 06, 2004.

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