Form 10-Q
period 2004-06-30
NEXPRISE INC
filed 2004-08-02
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     On June 30, 2004, 3,237,718 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

NEXPRISE, INC.
FORM 10-Q

NEXPRISE, INC

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share values)

	June 30,	December 31,
	2004	2003
	unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,114	$991
Short-term investments	1,500	5,000
Accounts receivable - net of reserves of $42 and $69 respectively	250	743
Prepaid expenses	192	321
Other current assets	240	362

Total current assets	4,296	7,417
Property and equipment, net	77	40
Intangible assets, net	69	139
Other long-term assets, net	270	317

Total assets	$4,712	$7,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$104	$94
Accrued compensation	402	552
Accrued expenses	1,053	1,158
Deferred revenue	1,523	1,590

Total current liabilities	3,082	3,394
Notes payable	11,843	11,843
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value:2,500 shares authorized: none issued or outstanding	—	—
Common stock, $.0002 par value; 20,000 shares authorized; 3,238 and 3,237 shares issued and outstanding	10	10
Additional paid-in capital	631,771	631,774
Deferred compensation	(37)	(143)
Accumulated deficit	(642,110)	(639,118)
Accumulated other comprehensive income	153	153

Total stockholders’ deficit	(10,213)	(7,324)

Total liabilities and stockholders’ deficit	$4,712	$7,913

(1)	Derived from December 31, 2003 audited consolidated financial statements. See accompanying notes to consolidated financial statements.

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$672	$1,002	$1,326	$1,723
Cost of product licenses and services	242	305	554	586
Cost of amortization of purchased technology	34	491	68	982
Research and development	571	556	1,186	1,350
Sales and marketing	407	954	1,002	1,921
General and administrative	636	917	1,179	1,616
Restructuring & settlement benefit	—	(493)	—	(493)

Total costs and expenses	1,890	2,730	3,989	5,962

Operating loss	(1,218)	(1,728)	(2,663)	(4,239)
Interest expense	(189)	(189)	(378)	(378)
Interest income and other, net	9	128	49	161
Investment losses	—	(113)	—	(113)

Loss from continuing operations	(1,398)	(1,902)	(2,992)	(4,569)
Gain from discontinued operations	—	334	—	334

Net loss	$(1,398)	$(1,568)	$(2,992)	$(4,235)

Basic and diluted loss per share from continuing operations	$(0.43)	$(0.59)	$(0.92)	$(1.42)
Basic and diluted gain per share from discontinued operations	$—	$0.10	$—	$0.10
Basic and diluted net loss per share	$(0.43)	$(0.49)	$(0.92)	$(1.32)
Weighted average common shares outstanding in computing basic and diluted net loss per share	3,237	3,226	3,237	3,226

See accompanying notes to consolidated financial statements

NEXPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Operating Activities
Net loss	$(2,992)	$(4,235)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation	13	221
- Amortization of other intangible assets	70	1,490
- Amortization of deferred stock-based compensation	100	169
- Restructuring and settlement benefit	—	(493)
- Investment losses	—	113
- Gain from retirement of convertible notes	—	(100)
Changes in operating assets and liabilities:
- Accounts receivable	493	338
- Prepaid expenses	129	494
- Other current assets	122	510
- Other long term assets	47	(37)
- Accounts payable	10	(64)
- Accrued compensation	(150)	(18)
- Accrued expenses	(105)	(493)
- Deferred revenue	(67)	530
- Accrued liabilities relating to discontinued operations	—	(336)

Net cash used in operating activities	(2,330)	(1,911)

Investing Activities
Purchase of property and equipment	(50)	(31)
Proceeds from sale and maturities of short-term investments	3,500	—

Net cash provided by (used in) investing activities	3,450	(31)

Financing Activities
Net proceeds from issuance of ESPP, and Stock Options	3	1

Net cash provided in financing activities	3	1

Net decrease in cash and cash equivalents	1,123	(1,941)
Cash and cash equivalents at beginning of period	991	3,225

Cash and cash equivalents at end of period	$2,114	$1,284

Supplemental disclosures of cash flow information
Cash paid for interest	$(337)	$(337)

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

     As of June 30, 2004, the Company had working capital of approximately $1.2 million and stockholders’ deficit of approximately $10.2 million. During the three months ended June 30, 2004, the Company used cash and cash equivalents in operating activities of approximately $1.1 million, a decrease of approximately $42,000 from the $1.2 million used in the three months ended March 31, 2004. Management believes it has sufficient cash, cash equivalents and short term investments to support the Company’s planned activities through at least 2004. Management is committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

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

Revenue Recognition

     For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, SEC Staff Accounting Bulletin 104 and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

     The fair value of the stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model using the assumptions below.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Valuation assumptions
Expected option life in years	3	3	3	3
Expected volatility	1.19%	0.75%	1.97%	0.75%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.32%	1.92%	1.95%	1.92%

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

     For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting periods. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flow. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	($1,398)	($1,568)	($2,992)	($4,235)
Add: intrinsic value compensation expense	50	85	100	169
Less: total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(881)	(1,992)	(1,816)	(4,049)

Pro-forma net loss	$(2,229)	$(3,475)	$(4,708)	$(8,115)

Weighted-average shares used in computing basic and diluted net loss per common share	3,237	3,226	3,237	3,226
Basic and diluted loss per share:
As reported	$(0.43)	$(0.49)	$(0.92)	$(1.31)
Pro forma	$(0.69)	$(1.08)	$(1.45)	$(2.52)

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

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

		% of Total revenues			% of Net accounts
	Three Months Ended		Six Months Ended		receivable as of
	June 30		June 30		June 30,	December 31,
	2004	2003	2004	2003	2004	2003
Customer A	15%	25%	15%	20%	11%
Customer B	14%	12%	13%	12%	12%	10%
Customer C	8%	20%		16%		23%
Customer D	12%		11%			35%
Customer E	13%	12%	14%	11%
Customer F					29%
Customer G					13%

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

     Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS 144 when impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Gross Carrying Amount	$14,733	$14,733
Write-down	(6,385)	(6,385)
Accumulated Amortization	(8,279)	(8,209)

Net Balance	$69	$139

     Prior to the writedown in the fourth quarter of 2003, NexPrise purchased technology was being amortized based on forecast revenue over 5 years. InfoPrise purchased technology was being amortized based on forecast revenue over 3 years. The NexPrise trade name and non-compete intangible assets were being amortized using a straight line method over 2 and 3 year periods, respectively. All remaining NexPrise and InfoPrise intangible assets will be fully amortized using a straight line method over their remaining useful lives, which extend through the end of 2004.

Note 5. Balance Sheet Details

Other Current Assets

     Other current assets of $240,000 and $362,000 as of June 30, 2004 and December 31, 2003, respectively, are comprised primarily of prepaid royalties, current deposits and other receivables.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Deposits and other	$151	$128
Deferred debt offering costs, net of accumulated amortization of $532 and $508 in 2004 and 2003 respectively	84	107
Employee notes receivable	35	82

Total intangible and other assets	$270	$317

Note 6. Convertible Notes

     In February 2002 NexPrise issued unsecured, convertible promissory notes due in 2007 with a face value of $3,040,000, a common stock conversion price of $18.75 and interest rate of 6% in connection with the acquisition of InfoPrise. As of June 30, 2004, no amount of the notes had been converted into NexPrise common stock. With respect to the InfoPrise convertible promissory note, approximately $73,000, which represents 40% of annual interest, is payable annually on each anniversary date of the issuance of the promissory note, with the balance of interest owed due at maturity. The interest balance accrued in accrued expenses at June 30, 2004 is approximately $292,000. In April 2000, NexPrise issued $250 million of convertible subordinated notes due in 2007, bearing annual interest at 6% and convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share. The Company subsequently repurchased $241.2 million of these notes during 2001. Approximately $8.8 million of the convertible subordinated notes remained outstanding as of June 30, 2004 and December 31, 2003.

Note 7. Contingencies

     Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the underwriters for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits were consolidated as In re Ventro Corp. Sec. Litig., Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. Following several motions to dismiss and the filing of amended complaints, the Court set a trial date for January 20, 2005 with respect to the issues remaining in the case, and discovery commenced. The parties have tentatively reached an agreement in principle to settle the securities action together with the settlement of the related derivative action described below. The Company’s portion of the settlement would be funded by insurance. There can be no assurance that the settlement will be finalized, and if the settlement is not finalized, the Company intends to defend the case vigorously.

     In August 2001, Chadwell v. Byers, Case No. CV800814, a putative stockholder derivative suit, was filed in California Superior Court, Santa Clara County against certain of the Company’s present and former officers and directors, alleging breaches of fiduciary duty and insider trading. The Company is named solely as a nominal defendant against which no recovery is sought. After a demurrer was sustained with leave to amend, the parties stipulated to a stay of proceedings pending resolution of the In re Ventro Corp. Sec. Litig. action. As described above, the parties have reached an agreement in principle to settle this litigation together with the settlement of the federal securities action.

     In March 2001, Kassin v. Ventro Corp. et al., Index No. 01-CV-3450 (SAS), a stockholder class action complaint, was filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and the underwriters of its initial public offering. The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (“IPO Allocation Litigation”). The plaintiffs allege that the prospectus for the initial public offering of the Company’s common stock, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. Plaintiffs are claiming damages of an unspecified amount based on the subsequent decline in the market price of the Company’s shares below their original offering price. In recent months in the IPO Allocation Litigation, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in continuing discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants, including the Company. In June 2003, a memorandum of understanding was entered into by and among the plaintiffs, liaison counsel for the issuer defendants and counsel for the insurers which would result in dismissal of the action against the issuers, including the Company, on terms that would not require any current payment by the Company and are believed by the Company’s board of directors to carry only a remote risk that any future payment by the Company would be required. In addition, the plaintiffs would release the Company and its officers and directors from the claims that have been asserted against them in the IPO Allocation Litigation as a part of the proposed settlement. On June 30, 2003, the Company’s board of directors approved the memorandum of understanding and authorized the Company to enter into the proposed settlement. On June 14, 2004, the proposed settlement was submitted to the Court for its required approval, and the Court has taken the motion for preliminary approval of the proposed settlement under submission. The IPO Allocation Litigation in general, and the litigation against the Company in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial.

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

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Note 8. Accrued Expenses

     Accrued expenses were comprised of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Accrued marketing expenses	$21	$7
Accrued consulting expenses	71	71
Accrued interest payable	424	406
Accrued professional fees	351	385
Other accrued liabilities	186	289

	$1,053	$1,158

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

     The Company recognized $100,000 and $169,000 in stock compensation expense for the six months ended June 30, 2004 and 2003, respectively.

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

     The Company paid approximately $12,000 in severance payments during the quarter ended March 31, 2003. In the quarter ending June 30, 2003, the Company reversed an accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity ceased and no actual charges had been, were then expected to be, or have been paid. At June 30, 2004, and 2003, the Company had no remaining restructuring accruals and reserves.

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

     On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes convertible into the Company’s common stock, due in 2007, with a face value of $3,040,000 and a common stock conversion price of $18.75 per share. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of June 30, 2004, 2,096 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next 12 months as we continue to develop and enhance our technology and service offerings and build our customer base.

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

     Management believes the following critical accounting policies concerning revenue recognition, long lived assets and legal issues, affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

     Revenue Recognition. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletin 104 and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

     Legal. The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. In reviewing these claims and litigation, management assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. The Company had no accruals for legal contingencies at June 30, 2004.

Results of Operations

     Net Revenues. NexPrise’s revenues were approximately $672,000 and $1.3 million for the three and six months ended June 30, 2004, a decrease of 33% from the three months ended June 30, 2003 and 23% from the six months ended June 30, 2003. The revenue is primarily made up of revenue being recognized ratably over the contract term that consists of bundled subscriptions, with maintenance, perpetual licenses, with maintenance, sold prior to the establishment of VSOE for maintenance and maintenance on perpetual licenses sold after the establishment of VSOE on maintenance. Other components of revenue include license revenue recognized upon delivery and consulting and training. The table below shows the relative percentages of each type of revenue for the three and six months ended June 30, 2004 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Ratable revenue	87%	79%	88%	85%
Non-ratable perpetual licenses	9%	13%	6%	8%
Consulting and training	4%	8%	6%	7%

Total	100%	100%	100%	100%

     Cost of Product Licenses and Services. The cost of product licenses and services was $242,000 and $554,000 for the three and six months ended June 30, 2004, a decrease of 21% and 5% from the three and six months ended June 30, 2003. These costs consist primarily of outsourced hosting and co-location services for our customers, personnel and other expenses associated with providing maintenance and technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution. The decrease in 2004 was primarily due to lower managed hosting expenses achieved as a result of migrating part of the hosting infrastructure to a collocation facility.

     Cost of Amortization of Purchased Technology. Amortization of the developed technology intangible assets acquired in the purchases of NexPrise in August 2001 and InfoPrise in February 2002 was $34,000 and $68,000 for the three and six months ended June 30, 2004, a 93% decrease from the three and six months ended June 30, 2003. This decrease is a result of the write-down in the fourth quarter of 2003. These assets will be fully amortized in 2004.

     Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. R&D expenses were approximately $571,000 and $1.2 million for the three and six months ended June 30, 2004, an increase of 3% from the three months ended June 30, 2003 and a decrease of 12% from the six months ended June 30, 2003. The increase for the three months ended June 30, 2004 is due to a $191,000 reversal of an estimated liability originally accrued in 2001 that decreased R&D expenses for the three months ended June 30, 2003. The reversal was made on the basis that two years had passed since the estimated liability had been accrued and no actual charges related to that liability had been, were then expected to be, or have since been paid. The decrease for the six months ended June 30, 2004 reflects reduced depreciation and payroll expenses. To date, all software development costs have been expensed in the period incurred. We believe that continued investments in research and development are required to remain competitive.

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses were approximately $407,000 and $1.0 million for the three and six months ended June 30, 2004, a decrease of 57% and 48% from the three and six months ended June 30, 2003. The decreases were driven by reductions in workforce performed throughout 2003 and in the first quarter of 2004, reduced spending on marketing programs and lower amortization of intangible assets.

     General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses were approximately $636,000 and $1.2 million for the three and six months ended June 30, 2004, a decrease of 31% and 27% from the three and six months ended June 30, 2003. The decreases were driven by reductions in infrastructure costs, including depreciation and insurance expenses.

     Restructuring & Settlement. In the three months ended June 30, 2003, the Company reversed a restructuring and settlement accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity ceased and no actual charges had been, were then expected to be, or have since been paid. The reversal resulted in a credit of $493,000 being reported on the restructuring line of the statement of operations.

     Interest Expense. Interest expense was $189,000 in both the three and six months ended June 30, 2004, and in the comparable periods in 2003. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000, the convertible promissory note issued in association with the purchase of InfoPrise in February 2002 and, to a lesser extent, financed equipment and other financing arrangements. With respect to the subordinated notes, approximately $264,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at June 30, 2004. In addition, the remaining deferred offering costs of approximately $128,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000, which represents 40% of the annual interest, is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity.

     Interest Income and Other, Net. Interest income and other, net, was $9,000 and $49,000 for the three and six months ended June 30, 2004, a decrease of $119,000 for the three months ended June 30, 2003 and of $112,000 from the six months ended June 30, 2003. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. Also included in the six months ended June 30, 2004 are fees of approximately $28,000 charged for late rental payments on subleased office space. Included in the six months ended June 30, 2003 is a gain from reversal of estimated taxes associated with the gain from retirement of bonds recognized in 2001. All tax returns have been filed and no liability was incurred.

     Investment Losses. Investment losses for the three and six months ended June 30, 2003 were $113,000. The loss is a write-down for impairment deemed to be other than temporary of an investment accounted for using the cost method. The book value of the investment was approximately $500,000 as of June 30, 2003. The investment was sold in the third quarter of 2003.

     Gain from discontinued operations. In the quarter ended June 30, 2003, the Company reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activities ceased and no actual charges had been, were then expected to be or have since been paid.

     Net Loss. As a result of the changes described above, the net loss was approximately $1.4 million and $3.0 million for the three and six months ended June 30, 2004, a decrease of 11% and 29% from the net losses reported for the three and six months ended June 30, 2003.

Liquidity and Capital Resources

     As of June 30, 2004 NexPrise had approximately $3.6 million of cash, cash equivalents and short-term investments and working capital was approximately $1.2 million.

     Net cash used in operating activities was approximately $2.3 million for the six months ended June 30, 2004 compared to $1.9 million of net cash used in operating activities for the six months ended June 30, 2003. Net cash used in operating activities for the six months ended June 30, 2004 consists primarily of the net loss for the period less non-cash items.

     Net cash provided by investing activities totaled $3.5 million for the six months ended June 30, 2004, compared to net cash used in investing activities of $31,000 for the six months ended June 30, 2003. Net cash provided during the six months ended June 30, 2004, related primarily to net sales and maturities of approximately $3.5 million of short-term investments, partially offset by purchases of approximately $50,000 in property and equipment. Such purchases accounted for all of the net cash used in investing activities during the six months ended June 30, 2003.

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

     Management believes that the Company’s restructuring activities have reduced ongoing operating expenses such that the quarterly use of cash in 2004 will be between $500,000 and $1.2 million and the Company will have sufficient working capital to support planned activities at least through 2004. Management is committed to the successful execution of our operating plan and will take further action as necessary to align our operations and reduce expenses.

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

     The Company Has a History of Losses and Expects to Continue to Incur Significant Operating Losses and Negative Cash Flow; We May Never Achieve or Maintain Profitability

     We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $1.4 million during the three months ended June 30, 2004. As of June 30, 2004 we had an accumulated deficit of approximately $642 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

     We Face Risks Associated With Stockholder and Bondholder Litigation

     Several class action lawsuits have been filed and served upon us alleging that we and certain individuals made false and misleading statements concerning our business model and earnings for fiscal 2000 and concerning our initial public offering. Although we believe that we have meritorious defenses to the actions, intend to defend the suits vigorously and tentative settlements have been reached, we cannot predict with certainty the outcome of these lawsuits. Our defense against such lawsuits has been costly, may require additional expenditures and will require a significant commitment of time and resources by our senior management.

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

     Our Common Stock Price is Especially Volatile, Which Could Result in Substantial Losses to Investors

     The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based without regard to our operating performance. On a post reverse split basis, our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. Our stock reached a high of $4.20 and a low of $1.15 during fiscal 2003. On June 30, 2004 the last quoted price on the OTC Bulletin Board was $1.21.

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

Interest Rate Sensitivity

     We are also exposed to interest rate risk related to our investment portfolios. We have performed a sensitivity analysis as of June 30, 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at June 30, 2004. The sensitivity analysis at June 30, 2004 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

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

     (b) There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the underwriters for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits were consolidated as In re Ventro Corp. Sec. Litig., Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. Following several motions to dismiss and the filing of amended complaints, the Court set a trial date for January 20, 2005 with respect to the issues remaining in the case, and discovery commenced. The parties have tentatively reached an agreement in principle to settle the securities action together with the settlement of the related derivative action described below. The Company’s portion of the settlement would be funded by insurance. There can be no assurance that the settlement will be finalized, and if the settlement is not finalized, the Company intends to defend the case vigorously.

     In August 2001, Chadwell v. Byers, Case No. CV800814, a putative stockholder derivative suit, was filed in California Superior Court, Santa Clara County against certain of the Company’s present and former officers and directors, alleging breaches of fiduciary duty and insider trading. The Company is named solely as a nominal defendant against which no recovery is sought. After a demurrer was sustained with leave to amend, the parties stipulated to a stay of proceedings pending resolution of the In re Ventro Corp. Sec. Litig. action. As described above, the parties have reached an agreement in principle to settle this litigation together with the settlement of the federal securities action.

     In March 2001, Kassin v. Ventro Corp. et al., Index No. 01-CV-3450 (SAS), a stockholder class action complaint, was filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and the underwriters of its initial public offering. The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (“IPO Allocation Litigation”). The plaintiffs allege that the prospectus for the initial public offering of the Company’s common stock, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. Plaintiffs are claiming damages of an unspecified amount based on the subsequent decline in the market price of the Company’s shares below their original offering price. In recent months in the IPO Allocation Litigation, counsel for the plaintiffs, liaison counsel for the issuer defendants and counsel for insurers of the issuer defendants have taken part in continuing discussions mediated by a former federal district court judge to explore a possible settlement of the claims against all of the issuer defendants, including the Company. In June 2003, a memorandum of understanding was entered into by and among the plaintiffs, liaison counsel for the issuer defendants and counsel for the insurers which would result in dismissal of the action against the issuers, including the Company, on terms that would not require any current payment by the Company and are believed by the Company’s board of directors to carry only a remote risk that any future payment by the Company would be required. In addition, the plaintiffs would release the Company and its officers and directors from the claims that have been asserted against them in the IPO Allocation Litigation as a part of the proposed settlement. On June 30, 2003, the Company’s board of directors approved the memorandum of understanding and authorized the Company to enter into the proposed settlement. On June 14, 2004, the proposed settlement was submitted to the Court for its required approval, and the Court has taken the motion for preliminary approval of the proposed settlement under submission. The IPO Allocation Litigation in general, and the litigation against the Company in particular, are in an early phase, and no date has yet been set by the court for completion of pre-trial discovery or trial.

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

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

The Company held its annual meeting of stockholders in Palo Alto, California on April 22, 2004. Of the 3,238,443 shares outstanding as of March 10, 2004, the record date, 2,180,307 shares were present or represented by proxy at the meeting. At the meeting the following actions were voted upon:

          1) To elect the following five (5) directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

	For	Authority Withheld
Ted Drysdale	2,176,043	4,264
David P. Perry	2,175,512	4,795
Thomas Insley	2,065,074	115,233
Donald Westerheide	2,065,068	115,239
Daniel Jess	2,065,060	115,247

          2) To approve the appointment of Ernst & Young LLP as the independent auditors of NexPrise for fiscal year 2004:

For	Against	Abstain
2,177,261	2,047	999

          3) To approve the amendment to the certificate of incorporation effecting a reduction of authorized common shares:

For	Against	Abstain
2,176,577	3,423	307

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

     (b) Reports on Form 8-K:

A Report on Form 8-K was furnished on April 23, 2004 (Item 12). The report contained information announcing NexPrise, Inc. earnings release issued on April 21, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2004.

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