Form 10-Q
period 2004-09-30
NEXPRISE INC
filed 2004-11-05
CIK 1047499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

     On September 30, 2004, 3,237,718 shares of the registrant’s common stock, $.0002 par value per share, were issued and outstanding.

NEXPRISE, INC.
FORM 10-Q

Item 1. Consolidated Financial Statements

NEXPRISE, INC
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	unaudited	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,094	$991
Short-term investments	1,500	5,000
Accounts receivable — net of reserves of $25 and $69 respectively	296	743
Prepaid expenses	429	321
Other current assets	190	362

Total current assets	3,509	7,417
Property and equipment, net	75	40
Intangible assets, net	35	139
Other long-term assets, net	242	317

Total assets	$3,861	$7,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81	$94
Accrued compensation	299	552
Accrued expenses	1,201	1,158
Deferred revenue	1,204	1,590

Total current liabilities	2,785	3,394
Notes payable	11,843	11,843
Commitments and contingencies Stockholders’ deficit:
Preferred stock, no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock, $.0002 par value; 20,000 shares authorized; 3,238 and 3,237 shares issued and outstanding	10	10
Additional paid-in capital	631,771	631,774
Deferred compensation	(14)	(143)
Accumulated deficit	(642,687)	(639,118)
Accumulated other comprehensive income	153	153

Total stockholders’ deficit	(10,767)	(7,324)

Total liabilities and stockholders’ deficit	$3,861	$7,913

(1)	Derived from December 31, 2003 audited consolidated financial statements. See accompanying notes to consolidated financial statements.

NEXPRISE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue:	$1,024	$814	$2,350	$2,537
Costs and expenses:
Cost of product licenses & services	297	238	851	824
Cost of amortization of purchased technology	34	491	102	1,473
Research and development	463	749	1,649	2,099
Sales and marketing	263	1,068	1,265	2,989
General and administrative	362	631	1,541	2,247
Restructuring & settlement (benefit)	—	—	—	(493)

Total operating expenses	1,419	3,177	5,408	9,139

Operating loss	(395)	(2,363)	(3,058)	(6,602)
Interest expense	(189)	(189)	(567)	(567)
Interest income and other, net	7	57	56	218
Investment income, net	—	400	—	287

Loss from continuing operations	(577)	(2,095)	(3,569)	(6,664)
Gain from discontinued operations	—	—	—	334

Net loss	$(577)	$(2,095)	$(3,569)	$(6,330)

Basic and diluted loss per share from continuing operations	$(0.18)	$(0.65)	$(1.10)	$(2.06)
Basic and diluted gain per share from discontinued operations	$—	$—	$—	$0.10
Basic and diluted net loss per share	$(0.18)	$(0.65)	$(1.10)	$(1.96)
Weighted average common shares outstanding used in computing basic and diluted net loss per share	3,238	3,233	3,238	3,229

See accompanying notes to consolidated financial statements

NEXPRISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Cash Flows from Operating Activities
Net loss	$(3,569)	$(6,330)
Adjustments to reconcile net loss to net cash used in operating activities:
- Depreciation	21	277
- Amortization of other intangible assets	104	2,094
- Amortization of deferred stock-based compensation	124	221
- Restructuring and settlement benefit	—	(493)
- Investment losses	—	613
- Gain from sale of investments	—	(400)
- Gain from retirement of convertible notes	—	(100)
Changes in operating assets and liabilities:
- Accounts receivable	447	128
- Prepaid expenses	(108)	314
- Other current assets	172	558
- Other long-term assets	75	(527)
- Accounts payable	(13)	(65)
- Accrued compensation	(253)	3
- Accrued expenses	43	(262)
- Deferred revenue	(386)	760
- Accrued liabilities relating to discontinued operations	—	(336)

Net cash used in operating activities	(3,343)	(3,545)

Cash Flows from Investing Activities
Purchase of property and equipment	(57)	(37)
Proceeds from sale and maturities of short-term investments	3,500	2,050
Cash received on sale of investment	—	1,000

Net cash provided by investing activities	3,443	3,013

Cash Flows from Financing Activities
Net proceeds from issuance of common stock under ESPP and stock options	3	11

Net cash provided by financing activities	3	11

Foreign currency translation	—	2
Net increase (decrease) in cash and cash equivalents	103	(519)
Cash and cash equivalents at beginning of period	991	3,225

Cash and cash equivalents at end of period	$1,094	$2,706

Supplemental disclosures of cash flow information
Cash paid for interest	$(337)	$(337)

See accompanying notes to consolidated financial statements

NEXPRISE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1. Description of Business

     NexPrise, Inc. (the “Company” or “NexPrise” or “we”), formerly known as Ventro Corporation and Chemdex Corporation, is a seller of applications for document management, program management and quote management. Our revenue primarily consists of perpetual licenses, subscriptions of bundled licenses, post contract support (PCS) and, in most cases, hosting services.

     As of September 30, 2004, the Company had working capital of approximately $724,000 and stockholders’ deficit of approximately $10.8 million. During the three months ended September 30, 2004, the Company used cash and cash equivalents in operating activities of approximately $1.0 million, a decrease of approximately $131,000 from the $1.1 million used in the three months ended June 30, 2004

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

     We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

     The results for the current interim period are not necessarily indicative of results to be expected for the entire current fiscal year or other future interim periods.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2 with respect to certain transactions, SEC Staff Accounting Bulletin 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

     Options to purchase 1.6 million shares of common stock, at prices ranging from $0.95 per share to $2,850 per share, with an average of $10.113 per share were not included in computing EPS because their effects were antidilutive. The convertible subordinated notes and the convertible promissory notes (see Note 6) were excluded from the calculation of loss per share because the effect of the assumed conversion of the notes was antidilutive. The conversion price for the notes is $1,361.70 and $18.75 respectively.

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS 148 were effective for the Company’s financial statements issued for 2003.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Valuation assumptions
Expected option life in years	3	3	3	3
Expected volatility	72%	80%	195.5%	76%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.87%	2.29%	1.96%	2.03%

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

     For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting periods. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flow. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. We account for forfeitures as they occur. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	($577)	($2,095)	($3,569)	($6,330)
Add: intrinsic value compensation expense	23	52	124	221
Less: total stock based employee compensation expense determined under fair value based method for all awards	(490)	(1,742)	(2,282)	(6,073)

Pro-forma net loss	$(1,044)	$(3,785)	$(5,727)	$(12,182)

Weighted-average shares used in computing basic and diluted net loss per common share	3,238	3,233	3,238	3,229
Basic and diluted loss per share:
As reported	$(0.18)	$(0.65)	$(1.10)	$(1.96)
Pro forma	$(0.32)	$(1.17)	$(1.77)	$(3.77)

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

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses located primarily in North America. The Company maintains allowances for potential credit losses and historically, such losses have been within management’s expectations. Revenue and accounts receivable by customers comprising more than 10% of total amounts are as follows:

	% of Total revenues				% of Accounts
	Three months ended		Nine Months Ended		receivable as of
	September 30,		September 30,		September 30,	December 31,
	2004	2003	2004	2003	2004	2003
Customer A	10%	14%	13%	18%
Customer B	25%		11%
Customer C		23%		19%		23%
Customer D		11%	11%	11%
Customer E			12%		13%	10%
Customer F			10%			35%
Customer G					23%
Customer H					37%

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

Note 3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, establishes standards of reporting and display of comprehensive income (loss) and its components of net loss and “Other Comprehensive Income.” Other Comprehensive Income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ deficit. For all periods presented there are no reconciling items for comprehensive loss. Net loss as presented on the Consolidated Statements of Operations is the same as total comprehensive loss.

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

     In accordance with our policy for assessing the carrying value of our long lived assets, in each quarter of 2003 we compared the carrying value of the intangible assets with the undiscounted cash flows expected to be generated by those assets over their remaining estimated useful lives. No indicators of impairment were found in the first, second or third quarters of 2003. In the fourth quarter of 2003 a reduction in our revenue forecast and a reduction in the estimated useful lives of the intangible assets due to our fourth quarter decision to adopt a plan to transition toward an indirect channel solution led us to conclude there were indicators the intangible assets were impaired. The resulting analysis of discounted cash flows led to an impairment charge of approximately $6.4 million, leaving approximately $139,000 of intangible assets to be amortized during 2004. Of that value, approximately $137,000 is purchased technology related to the acquisitions of NexPrise and InfoPrise and approximately $2,000 is for a non-compete agreement signed at the time of the NexPrise acquisition. During 2004, we have continued to evaluate these intangible assets for impairment as events and circumstances have warranted. No further impairment has been found.

     Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS 144 when impairment indicators exist. These assets are shown as intangible assets on the face of the balance sheet and are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Gross Carrying Amount	$14,733	$14,733
Write-down	(6,385)	(6,385)
Accumulated Amortization	(8,313)	(8,209)

Net Balance	$35	$139

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

Note 5. Balance Sheet Details

Other Current Assets

     Other current assets of $190,000 and $362,000 as of September 30, 2004 and December 31, 2003, respectively, are comprised primarily of prepaid royalties, current portion of debt offering costs and other receivables.

Other Long-term Assets

     Other long-term assets are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Deposits and other	$141	$128
Deferred debt offering costs, net of accumulated amortization of $543 and $508 in 2004 and 2003 respectively	72	107
Employee notes receivable	29	82

Total intangible and other assets.	$242	$317

Note 6. Convertible Notes

     In February 2002, NexPrise issued unsecured, convertible promissory notes due in 2007 with a face value of $3,040,000, a common stock conversion price of $18.75, an interest rate of 6% and convertible at the option of the holder, in connection with the acquisition of InfoPrise. As of September 30, 2004, no amount of the notes had been converted into NexPrise common stock. With respect to the InfoPrise convertible promissory note, approximately $73,000, which represents 40% of annual interest, is payable annually on each anniversary date of the issuance of the promissory note, with the balance of interest owed due at maturity. The interest balance accrued in accrued expenses at September 30, 2004 was approximately $338,000.

     In April 2000, NexPrise issued $250 million of convertible subordinated notes due in 2007, bearing annual interest at 6% and convertible at the option of the holder into the Company’s common stock at a price of $1,361.70 per share. The Company subsequently repurchased $241.2 million of these notes during 2001. Approximately $8.8 million of the convertible subordinated notes remained outstanding as of September 30, 2004 and December 31, 2003. Interest is due semi-annually and at September 30, 2004, the interest payable balance included in accrued expenses was approximately $264,000.

Note 7. Contingencies

Litigation

     Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the underwriters for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits were consolidated as In re Ventro Corp. Sec. Litig., Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. Following several motions to dismiss and the filing of amended complaints, the Court set a trial date for January 20, 2005 with respect to the issues remaining in the case, and discovery commenced. The parties have reached an agreement in principle to settle the securities action together with the settlement of the related derivative action described below. The Company’s portion of the settlement would be funded by insurance. There can be no assurance that the settlement will be finalized, and if the settlement is not finalized, the Company intends to defend the case vigorously.

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

Warranty

     The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 60 days. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical activity. To date the Company has had no material warranty claims.

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

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Note 8. Accrued Expenses

     Accrued expenses were comprised of the following as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Accrued marketing expenses	$—	$7
Accrued consulting expenses.	71	71
Accrued interest payable	602	406
Accrued professional fees	346	385
Other accrued liabilities	182	289

	$1,201	$1,158

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

     The Company recognized $124,000 and $221,000 in stock-based compensation expense for the nine months ended September 30, 2004 and 2003, respectively.

Note 10. Settlement and Restructuring

     During the year ended December 31, 2002, the Company took actions to improve efficiencies and reduce operating costs, including employee and contractor terminations, consolidation of facilities, and settlements of various disputes and termination of leases. The net of these charges was reported as a component of loss from continuing operations.

     The Company paid approximately $12,000 in severance payments during the quarter ended March 31, 2003. In the quarter ending June 30, 2003, the Company reversed an accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity ceased and no actual charges had been, were then expected to be, or have been paid. At September 30, 2004, and December 31, 2003, the Company had no remaining restructuring accruals and reserves.

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

Overview

     We are a seller of applications for document management, program management and quote management. Our revenue primarily consists of perpetual licenses, subscriptions of bundled licenses, post contract support and, in most cases, hosting services.

     On February 4, 2002, we acquired privately-held InfoPrise, a provider of data management solutions located in Carlsbad, California. As consideration for the acquisition, we issued to InfoPrise’s stockholders an aggregate of 139,790 shares of NexPrise common stock together with unsecured 6% promissory notes convertible into the Company’s common stock, due in 2007, with a face value of $3,040,000 and a common stock conversion price of $18.75 per share. We also assumed InfoPrise’s outstanding stock options, which may result in the issuance of up to approximately 64,000 shares of common stock if all of the assumed options are exercised. As of September 30, 2004, 2,096 of these options had been exercised. All operating results presented for periods following the above date are derived from the combined operations of NexPrise and InfoPrise. We expect to incur operating losses on a quarterly basis for at least the next 12 months as we continue to develop and enhance our technology and service offerings and build our customer base.

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

     Management believes the following critical accounting policies concerning revenue recognition, long lived assets and legal issues, affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements

     Revenue Recognition. For all arrangements, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Our revenue recognition policy is in accordance with Statement of Position (“SOP”) No. 97-2,

Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2 with respect to certain transactions, SEC Staff Accounting Bulletin 104, Revenue Recognition, and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

     During 2004 we have continued to evaluate our intangible assets for impairment as events and circumstances warrant. Among other circumstances, a material deterioration in the future cash flows expected from these assets due to lower than planned revenue or a decline in the Company’s market capitalization could be indicators of impairment and lead to write-offs.

     Legal. The Company is involved in certain claims and litigation related to its operations, including ordinary, routine litigation incidental to its business. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. In reviewing these claims and litigation, management assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after analysis of each matter, which includes discussion with counsel retained in such matter. The required accruals may change in the future due to new developments in a matter or changes in strategies to resolve that matter, including changes in litigation defense and settlement strategies. The Company had no accruals for legal contingencies at September 30, 2004.

Results of Operations

     Net Revenues. NexPrise’s revenues were approximately $1.0 million and $2.4 million for the three and nine months ended September 30, 2004, an increase of 26% from the three months ended September 30, 2003 and a decrease of 7% from the nine months ended September 30, 2003. The revenue is primarily made up of revenue being recognized ratably over the contract term that includes (1) bundled subscriptions, with maintenance, (2) perpetual licenses, with maintenance, sold prior to the establishment of VSOE for maintenance and (3) maintenance on perpetual licenses sold after the establishment of VSOE on maintenance. Other components of revenue include license revenue recognized upon delivery and consulting and training. Revenue increased in the three months ended September 30, 2004 compared with the same period last year due an increase in delivery of perpetual licenses and related professional services. Revenue decreased in the nine months ended September 30, 2004 compared with the same period last year due to fewer customer contracts recognized in the first nine months of 2004 compared with the previous year. The table below shows the relative percentages of each type of revenue for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Ratable revenue	59%	94%	75%	88%
Non-ratable perpetual licenses	29%	5%	16%	7%
Consulting and training	12%	1%	9%	5%
				[a] [a]aa[a][a][a][a][a][a][a]
Total	100%	100%	100%	100%

     Cost of Product Licenses and Services. The cost of product licenses and services was $297,000 and $851,000 for the three and nine months ended September 30, 2004, a increase of 25% and 3% from the three and nine months ended September 30, 2003. These costs consist primarily of outsourced hosting and co-location services for our customers, personnel and other expenses associated with providing maintenance and technical support services and royalties payable to third parties whose software is incorporated in the NexPrise solution. The increase in 2004 was primarily due to higher consulting costs resulting from increased deployment efforts, partially offset by lower managed hosting expenses achieved as a result of migrating part of the hosting infrastructure to a co-location facility.

     Cost of Amortization of Purchased Technology. Amortization of the developed technology intangible assets acquired in the purchases of NexPrise in August 2001 and InfoPrise in February 2002 was $34,000 and $102,000 for the three and nine months ended September 30, 2004, a 93% decrease from the three and nine months ended September 30, 2003. This decrease is a result of the write-down of intangible assets in the fourth quarter of 2003. These assets will be fully amortized in 2004.

     Research and Development. Research and development (“R&D”) expenses consist primarily of personnel and other expenses associated with developing, updating, and enhancing software. R&D expenses were approximately $463,000 and $1.6 million for the three and nine months ended September 30, 2004, a decrease of 38% from the three months ended September 30, 2003 and a decrease of 21% from the nine months ended September 30, 2003. The decrease for the three and nine months ended September 30, 2004 reflects reduced depreciation and payroll expenses due to reductions in workforce performed throughout 2003. To date, all software development costs have been expensed in the period incurred. We believe that continued investments in research and development are required to remain competitive.

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in enterprise sales activities and enterprise account management, as well as travel and promotional expenses. Sales and marketing expenses were approximately $263,000 and $1.3 million for the three and nine months ended September 30, 2004, a decrease of 75% and 58% from the three and nine months ended September 30, 2003. The decreases were driven by reductions in workforce performed throughout 2003 and in the first quarter of 2004, reduced spending on travel and lower amortization of intangible assets.

     General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and facilities expenses. General and administrative expenses were approximately $362,000 and $1.5 million for the three and nine months ended September 30, 2004, a decrease of 43% and 31% from the three and nine months ended September 30, 2003. The decreases were driven by reductions in infrastructure costs, including professional fees and insurance expenses.

     Restructuring & Settlement. In the nine months ended September 30, 2003, the Company reversed a restructuring and settlement accrual related to the Company’s cancellation of a contract as part of a restructuring in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activity ceased and no actual charges had been, were then expected to be, or have since been paid. The reversal resulted in a credit of $493,000 being reported on the restructuring line of the statement of operations.

     Interest Expense. Interest expense was $189,000 and $567,000 in the three and nine months ended September 30, 2004, and in the comparable periods in 2003. Interest expense consists primarily of interest related to convertible subordinated notes issued in April 2000 and the convertible promissory note issued in association with the purchase of InfoPrise in February 2002. With respect to the subordinated notes, approximately $264,000 is payable semi-annually in arrears on April 1 and October 1 of each year for interest on the notes that remain outstanding at September 30, 2004. In addition, the remaining deferred offering costs of approximately $117,000 related to the subordinated notes are being amortized as interest expense ratably over the term of the subordinated notes. With respect to the InfoPrise convertible promissory note, approximately $73,000, which represents 40% of the annual interest, is payable annually on each anniversary of the issuance of the promissory note, with the balance of interest owed due at maturity.

     Interest Income and Other, Net. Interest income and other, net, was $7,000 and $56,000 for the three and nine months ended September 30, 2004, a decrease of $50,000 from the three months ended September 30, 2003 and of $162,000 from the nine months ended September 30, 2003. Interest income and other, net, has been derived primarily from earnings on investments in cash equivalents and short-term investments. Also included in the nine months ended September 30, 2004 are fees of approximately $28,000 charged for late rental payments on subleased office space. Included in the nine months ended September 30, 2003 is a gain from reversal of estimated taxes associated with the gain from retirement of bonds recognized in 2001. All tax returns have been filed and no liability was incurred.

     Investment Income. Investment income for the three and nine months ended September 30, 2003 was $400,000 and $287,000 respectively. The investment income of $400,000 reported in the three months ended September 30, 2003 reflects a gain from the Company’s sale of its interest in Ingenuity Systems. The investment income of $287,000 for the nine months ended September 30, 2003 reflects the aforementioned gain of $400,000 offset by approximately $113,000 in write-downs for an impairment deemed to be other than temporary on an investment accounted for using the cost method.

     Gain from Discontinued Operations. In the nine months ended September 30, 2003, the Company reversed an accrual of $334,000 related to an estimated liability accrued upon the Company’s cancellation of a contract that had been part of operations discontinued in 2000 and which ceased functioning in 2001. The reversal was made in accordance with Company policy, as two years had passed since the related activities ceased and no actual charges had been, were then expected to be or have since been paid.

     Net Loss. As a result of the changes described above, the net loss was approximately $577,000 and $3.6 million for the three and nine months ended September 30, 2004, a decrease of 72% and 44% from the net losses reported for the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

     As of September 30, 2004 NexPrise had approximately $2.6 million of cash, cash equivalents and short-term investments and approximately $724,000 in working capital.

     Net cash used in operating activities was approximately $3.3 million for the nine months ended September 30, 2004 compared to $3.5 million of net cash used in operating activities for the nine months ended September 30, 2003. Net cash used in operating activities for the nine months ended September 30, 2004 consists primarily of the net loss for the period less non-cash items.

     Net cash provided by investing activities totaled $3.4 million for the nine months ended September 30, 2004, compared to net cash provided by investing activities of $3.0 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company had net sales and maturities of approximately $2.0 million of short-term investments, received cash of $1.0 million from the sale of Ingenuity Systems and purchased approximately $37,000 in property and equipment.

     Management believes the Company has adequate cash to sustain operations at least through 2004. During 2003, the Company continued to reduce ongoing operating expenses by reducing purchases of other services and making workforce reductions. In January 2004, the Company eliminated several positions, primarily in the sales and marketing functions, to reduce operating expenses. At the same time, our product development team is focusing on enhancing our solutions so they can be more easily configured by customers and indirect channel partners, will require less involvement by our technical personnel and can be delivered efficiently via the Internet. It will take several quarters before the business flowing through this indirect channel has a significant impact on operating results, but the reduced variable cost per incremental revenue dollar is expected to significantly improve our operating margin and allow our business to scale more readily. We are hopeful that we can achieve cash flow break-even in 2005 using this indirect channel, our continuing direct sales efforts and the aforementioned reduction in expenses.

     Management believes that the Company’s restructuring activities have reduced ongoing operating expenses such that the quarterly use of cash in 2004 will be between $500,000 and $1.2 million and the Company will have sufficient working capital to support planned activities at least through 2004. While the Company’s continued viability beyond 2004 is dependent on its ability to generate revenues through sales, management is committed to the successful execution of the operating plan and will take further action as necessary to align operations and reduce expenses.

     Although we expect our existing cash, cash equivalent and investment balances together with our anticipated cash flows from operations to be sufficient to meet our working capital and operating resource expenditure requirements for at least through 2004, higher than anticipated expenses or lower than anticipated receipts may result in lower cash, cash equivalents and investments balances than presently anticipated and we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, a cash balance at a low level is likely to impair our ability to receive ordinary trade credit in connection with our regular business operations and to overcome viability concerns of potential customers of our products. This would likely have an adverse effect on the day-to-day functioning of the company. Even if we are able to obtain additional financing, we may not be able to raise it on acceptable terms and it is likely that such financing would be substantially dilutive to our existing shareholders.

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

     The Company Has a History of Losses and Expects to Continue to Incur Significant Operating Losses and Negative Operating Cash Flow; We May Never Achieve or Maintain Profitability

     We have incurred substantial net losses in the past and we expect to incur net losses in future periods. We incurred a net loss of approximately $577,000 during the three months ended September 30, 2004. As of September 30, 2004 we had an accumulated deficit of approximately $643 million and our net cash used in operations for the nine months ended Sepember 30, 2004 was approximately $3.3 million. We had approximately $2.6 million of cash, cash equivalents and short-term investments at September 30, 2004. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses cannot be reduced in the event of lower than expected revenues, we may find it necessary to obtain additional equity or debt financing or, in the alternative, significantly curtail our operations. Such financing may not be available on acceptable terms or at all. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

     We May Be Unable to Meet Our Future Capital Requirements, Which Could Require Us to Raise Additional Capital in the Future and May Cause Substantial Dilution to Our Stockholders.

     If we are unable to substantially increase revenues, and reduce expenditures, or if we incur unexpected expenditures, then we will need to reduce expenses further through a variety of cost cutting measures, and raise additional funds. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If additional funding is not available on acceptable terms when needed, we may be unable to achieve our intended business objectives and sustain operations.

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

     Our Operating Results Are Highly Dependent on License and Service Revenues from Our Software Suite, and Our Business Could Be Materially Harmed by Factors That Adversely Affect the Pricing and Demand for This Software Suite

     Substantially all of our revenues to date have been derived from the sale of licenses and services associated with the ipTeam™ and nProcess solutions. Our future operating results will depend on continued demand for ipTeam and the solutions based on the nProcess Platform. ipTeam was commercially launched in 1998 and nProcess was launched in June 2002. If our competitors release new products that are superior to ipTeam or nProcess in performance or price, or if we fail to enhance ipTeam and the nProcess solutions in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing as a result of these or other factors would significantly reduce the revenues we can expect in the future.

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

     As with most software companies, developing and selling a product that does not require significant customization in product features or sales process for any particular customer or set of customers is critical to our success. If we are unable to resist customer requests to individualize our product or unable to develop a repeatable sales process, our revenues will suffer and our costs will increase.

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

     Our Common Stock Price is Especially Volatile, Which Could Result in Substantial Losses to Investors

     The stock market and specifically the stock prices of technology related companies have been very volatile. This broad market volatility and industry volatility may reduce the price of our common stock, because our business is Internet-based, without regard to our operating performance. On a post reverse split basis, our stock reached a high of $7.25 and a low of $1.34 during fiscal 2002. Our stock reached a high of $4.20 and a low of $1.15 during fiscal 2003. On September 30, 2004 the last quoted price on the OTC Bulletin Board was $1.25.

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

Interest Rate Sensitivity

     We are exposed to interest rate risk related to our investment portfolio. We have performed a sensitivity analysis as of September 30, 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables constant. The discount rates used were based on the market interest rates in effect at September 30, 2004. The sensitivity analysis at September 30, 2004 indicated that a potential loss in the fair values of our interest rate sensitive investment instruments was not material.

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

     (b) There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Starting in March 2001, several lawsuits were filed in United States District Court for the Northern District of California against the Company and certain of its officers and directors on behalf of putative classes of persons who purchased the Company’s securities during time periods from December 1999 through December 6, 2000. One of the lawsuits also names as a defendant the underwriters for the Company’s offering of convertible notes. The lawsuits generally allege that the Company and certain individuals violated the federal securities laws by making false and misleading statements during 2000, including in the Company’s registration statement for its convertible notes offering. These lawsuits were consolidated as In re Ventro Corp. Sec. Litig., Master File No. Civ. 01-1287 SBA, and a consolidated complaint was filed. Following several motions to dismiss and the filing of amended complaints, the Court set a trial date for January 20, 2005 with respect to the issues remaining in the case, and discovery commenced. The parties have reached an agreement in principle to settle the securities action together with the settlement of the related derivative action described below. The Company’s portion of the settlement would be funded by insurance. There can be no assurance that the settlement will be finalized, and if the settlement is not finalized, the Company intends to defend the case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 05, 2004.

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